Form 10-Q
period 2024-09-30
West Bay BDC LLC
filed 2024-11-12
CIK 2020354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01758

West Bay BDC LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-1657525
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, New York	10282
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (312) 655-4419

Not Applicable

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐	Non-accelerated filer:	☒	Smaller reporting company:	☐
Emerging growth company:	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of November 12, 2024, there were 927,500 units of the limited liability company's common units outstanding.

West Bay BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in Amendment No. 3 to our Registration Statement on Form 10, filed on August 15, 2024, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine and the escalated conflict in the Middle East;
•
our business prospects and the prospects of our prospective portfolio companies;
•
the impact of investments that we expect to make;
•
the impact of increased competition;
•
our contractual arrangements and relationships with third parties;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
the ability of our prospective portfolio companies to achieve their objectives;
•
the relative and absolute performance of Goldman Sachs Asset Management, L.P. (the “Investment Adviser”);
•
the use of borrowed money to finance a portion of our investments;
•
our ability to make distributions;
•
the adequacy of our cash resources and working capital;
•
changes in interest rates;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the impact of future acquisitions and divestitures;
•
the effect of changes in tax laws and regulations and interpretations thereof;
•
our ability to maintain our status as a BDC;
•
our ability to qualify for and maintain our status under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) as a regulated investment company (“RIC”) and our qualification for tax treatment as a RIC;
•
actual and potential conflicts of interest with the Investment Adviser and its affiliates;
•
the ability of the Investment Adviser to attract and retain highly talented professionals;
•
the impact on our business from new or amended legislation or regulations;
•
the availability of credit and/or our ability to access the equity and capital markets;
•
currency fluctuations, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•
the impact of changing inflation and interest rates and the risk of recession on our portfolio companies;
•
the impact of the 2024 U.S. presidential election;
•
the effect of global climate change on our portfolio companies;
•
the impact of interruptions in the supply chain on our prospective portfolio companies;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

West Bay BDC LLC

Statement of Financial Condition

(in thousands, except unit and per unit amounts)

(Unaudited)

September 30,
2024
Assets
Investments in affiliated money market fund (cost of $2,862)	$2,862
Cash	2,000
Deferred financing costs	2,579
Deferred offering costs	781
Deferred directors’ and officers’ liability insurance	18
Total assets	$8,240
Liabilities
Debt	$7,000
Accrued deferred offering costs	1,345
Accrued organization costs	804
Interest and other debt expenses payable	471
Professional fees payable	100
Directors’ fees payable	44
Accrued directors’ and officers’ liability insurance	77
Accrued expenses and other liabilities	87
Total liabilities	$9,928
Commitments and contingencies (Note 6)
Members' capital
Preferred units (no units issued and outstanding)	$—
Common units (500 units issued and outstanding as of September 30, 2024)	10
Distributable earnings (loss)	(1,698)
Total members' capital (deficit)	$(1,688)
Total liabilities and members' capital (deficit)	$8,240
Net asset value per unit	$(3,376.00)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statement of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2024	September 30, 2024
Investment income:
From non-controlled affiliated investments:
Dividend income	$2	$2
Total investment income	$2	$2
Expenses:
Interest and other debt expenses	$42	$42
Administration fees	66	66
Directors’ fees	27	44
Professional fees	100	100
Directors’ and officers’ liability insurance	35	58
Offering costs	390	564
Organization costs	(124)	804
Other general and administrative expenses	20	22
Total expenses	$556	$1,700
Net investment income (loss)	$(554)	$(1,698)
Net increase (decrease) in members' capital from operations	$(554)	$(1,698)
Weighted average units outstanding	500	500
Basic and diluted net investment income (loss) per unit	$(1,108.00)	$(3,396.00)
Basic and diluted earnings (loss) per unit	$(1,108.00)	$(3,396.00)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statement of Changes in Members' Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2024	September 30, 2024

Members' capital at beginning of period	$(1,134)	$—
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$(554)	$(1,698)
Net increase (decrease) in members' capital from operations	$(554)	$(1,698)
Capital transactions:
Issuance of common units	$—	$10
Net increase in members' capital from capital transactions	$—	$10
Total increase (decrease) in members' capital	$(554)	$(1,688)
Members' capital at end of period	$(1,688)	$(1,688)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

For the period from May 1, 2024 (inception) to
September 30, 2024

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$(1,698)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Investments in affiliated money market fund, net	(2,862)
Amortization of deferred financing costs	21
Amortization of deferred offering costs	564
Change in operating assets and liabilities:
(Increase) decrease in deferred directors’ and officers’ liability insurance	(18)
Increase (decrease) in interest and other debt expenses payable	(29)
Increase (decrease) in professional fees payable	100
Increase (decrease) in accrued organization costs	804
Increase (decrease) in accrued directors’ and officers’ liability insurance	77
Increase (decrease) in directors’ fees payable	44
Increase (decrease) in accrued expenses and other liabilities	87
Net cash provided by (used for) operating activities	$(2,910)
Cash flows from financing activities:
Proceeds from issuance of common units	$10
Financing costs paid	(2,100)
Borrowings on debt	7,000
Net cash provided by (used for) financing activities	$4,910
Net increase (decrease) in cash	$2,000
Cash, beginning of period	—
Cash, end of period	$2,000
Supplemental and non-cash activities
Accrued but unpaid deferred financing costs	$500
Accrued but unpaid offering costs	$1,345

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Schedule of Investments as of September 30, 2024

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Shares	Cost	Fair Value	Footnotes
Investments in Affiliated Money Market Fund - (169.55)%
United States - (169.55)%
Goldman Sachs Financial Square Government Fund - Institutional Shares	2,861,895	$2,862	$2,862	(2) (3)
Total Investments in Affiliated Money Market Fund		$2,862	$2,862

(1)	Percentages are based on members' capital.

(2)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(3)	The annualized seven-day yield as of September 30, 2024 is 4.84%.

West Bay BDC LLC

Notes to the Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

West Bay BDC LLC (the “Company”) is a Delaware limited liability company that was formed on February 26, 2024. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, and last-out portions of such loans, second lien debt, unsecured debt, including mezzanine debt, and select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries.

The Company is conducting a private offering, in which investors will make a capital commitment (a “Commitment”) to purchase common units of the Company’s limited liability company interests (the “Units”). Each investor will enter into a subscription agreement with the Company, pursuant to which the investor will agree to purchase Units for an aggregate purchase price equal to its Commitment. Each investor will be required to purchase the Units each time the Company delivers a drawdown notice at least ten business days on which banks are open for business in the state of Qatar (“Qatari Business Days”) prior to the required funding date. The private offering and sale of Units will be made in reliance on one or more exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), including Section 4(a)(2) of the Securities Act and Regulation D and Regulation S under the Securities Act.

On May 1, 2024 (the “Inception Date”), the Company received a capital commitment of $10 from an affiliate of the Investment Adviser (the “Initial Member”). The Initial Member was the sole owner of the Company’s interests until the period beginning on the first date on which investors in the Company, other than the Initial Member, are required to make the initial capital contributions to purchase Units, and Units are issued in respect thereof (the “Initial Drawdown Date”). As of September 30, 2024, the Company had not commenced investment operations.

On September 23, 2024, the Company began accepting subscription agreements ("Subscription Agreements") from investors acquiring Units of the Company in the Company's private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their Commitment to purchase Units each time the Company delivers a drawdown notice.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is U.S. dollars (“USD”) and these financial statements have been prepared in that currency. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results could differ from those estimates.

Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s financial position or the results of operations as previously reported.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method. Dividend income on money market investments is recorded on an accrual basis. Dividend income is presented net of withholding tax, if any.

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at a custodian bank. As of September 30, 2024, the Company held an aggregate cash balance of $2,000.

Income Taxes

From its inception through September 23, 2024, the Company was a single member limited liability company, which was a disregarded entity for U.S. federal income tax purposes. As such, the Company has adopted an accounting policy of not recording a tax provision. On September 24, 2024, the Company elected to be treated as a corporation for U.S. federal income tax purposes.

The Company intends to elect to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as dividends. As a result, any U.S. federal income tax liability related to income earned by the Company and distributed by the Company to its unitholders represent obligations of the Company’s unitholders and will not be reflected in the financial statements of the Company.

To maintain its tax treatment as a RIC, the Company must meet specified source-of-income and asset diversification requirements and timely distribute to its unitholders for each taxable year at least 90% of its investment company taxable income (generally, its net ordinary income plus the excess of its realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction). In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income. If the Company chooses to do so, this generally would increase expenses and reduce the amount available to be distributed to unitholders without reducing the Company’s required distribution. The Company will accrue excise tax on estimated undistributed taxable income as required.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Standard Chartered Bank (the “SCB Revolving Credit Facility”). These costs are amortized using the straight-line method over the term of the SCB Revolving Credit Facility. Deferred financing costs related to the SCB Revolving Credit Facility are presented separately as an asset on the Company’s Statement of Financial Condition.

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred. Upon the Initial Drawdown Date, the Company’s unitholders will bear such costs.

Offering Costs

Offering costs consist primarily of fees incurred in connection with the continuous offering of Units, including legal, printing and other costs, as well as costs associated with the preparation of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight line basis over 12 months beginning on the Inception Date.

Expense Reimbursement

The Investment Adviser will reimburse the Company for any initial Offering Costs and Organization Costs borne by the Company in excess of $2,250 in the aggregate (the “Organizational Expense Cap”).

Ordinary Operating Expenses (as defined below) ultimately borne by the Company will not exceed (i) $2,000 for the twelve-month period beginning on the Initial Drawdown Date and ending on the day before the one-year anniversary thereof (or if such day does not occur on a calendar quarter-end, the following calendar quarter-end), (ii) $3,250 for the twelve-month period immediately following the period set forth in clause (i), (iii) $3,250 for the twelve-month period immediately following the period set forth in clause (ii) and (iv) $5,000 for each twelve-month period thereafter (collectively, the “Operating Expenses Cap”). The Investment Adviser will reimburse the Company for any Ordinary Operating Expenses borne by the Company in excess of the Operating Expense Cap.

On the Initial Drawdown Date, Company expenses incurred prior to the Initial Drawdown Date (i) will be borne by the unitholders in proportion to the relative number of Units they hold on the Initial Drawdown Date (after taking into account any Units issued on the Initial Drawdown Date) and (ii) to the extent they constitute Ordinary Operating Expenses, will be taken into account in calculating the cap under clause (i) of the Operating Expenses Cap.

“Ordinary Operating Expenses” mean the operating expenses of the Company, excluding (i) Offering Costs and Organization Costs, (ii) interest, fees and other expenses payable on certain financings, (iii) taxes, (iv) the Management Fee (as defined below), (v) brokers’ commissions and (vi) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the Company’s business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of the Company’s rights against any person and indemnification or contribution expenses payable by the Company to any person and other extraordinary expenses not incurred in the ordinary course of the Company’s business.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. Early adoption is permitted and adoption of this ASU will not have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and adoption of this ASU will not have a material impact on the Company’s financial statements.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management and Advisory Agreement

The Company entered into an investment management and advisory agreement effective as of September 23, 2024 (the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), accrued and payable quarterly in arrears. The Management Fee is calculated at an annual rate of 1.40% (0.35% per quarter) of the average net asset value (“NAV”) of the Company at the end of each of the two most recently completed calendar quarters. The Management Fee for the Company’s first quarter (i.e., the period beginning on the Initial Drawdown Date and ending on the last day of the quarter in which the Initial Drawdown Date occurred) is equal to 0.35% (i.e., an annual rate of 1.40%) of the average of the Company’s NAV at the end of such quarter and zero (i.e., the Company’s NAV attributable to third-party investors immediately prior to the Initial Drawdown Date). The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its management fee payable by the Company in an amount equal to any fees paid to the Investment Adviser or an affiliate thereof in respect of any investment by the Company in money markets or similar funds sponsored or managed by the Investment Adviser or an affiliate thereof that are borne by the Company. To the extent that the Private Credit Business of Goldman Sachs Asset Management (the “Team”) receives from portfolio companies of the Company or otherwise any transaction or monitoring fees or any fees for services rendered or having an officer or employee hold board seats with respect to such portfolio companies in connection with the Company’s investment in such portfolio companies, in each case that are retained by the Team (e.g., excluding any fees that are shared with the Company and potentially other clients of or investment vehicles managed by the Investment Adviser), one hundred percent (100%) of the Company’s allocable portion of any such fees (which, in the case of any board of director fees, shall only include cash compensation paid to employees of the Team (but excluding consultants) for such service) will be credited against future Management Fees.

For each additional $500 million of new or increased Commitments (excluding any new or increased Commitments made by the Investment Adviser and/or any of its affiliates) accepted by the Company on a date subsequent to the date of the Company’s initial closing on capital commitments from investors, the quarterly Management Fee rate will be reduced by 0.0125% (i.e., an annual rate reduction of 0.05%). The Management Fee rate will be subject to a quarterly floor of 0.3125% (i.e., an annual rate of 1.25%). If such new or additional $500 million Commitment is made on a day other than the first day of a calendar quarter, such reduced Management Fee rate shall be applied on a prorated basis (based on calendar days) for such quarter.

In addition, for the six-month period beginning on the first day of the calendar quarter occurring on or immediately following the one-year anniversary of the dissolution date of the Company (such period, the “Six-Month Period”), the Management Fee rate will be reduced by 50% (e.g., if the Company is subject to a quarterly Management Fee rate of 0.35% immediately prior to the Six-Month Period, then during the Six-Month Period, the Company will be subject to a quarterly Management Fee rate of 0.175%). Thereafter, the Company shall no longer be subject to a Management Fee.

There were no Management Fees incurred for the three months ended September 30, 2024 and for the period from May 1, 2024 (inception) to September 30, 2024.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as the Company determines are commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. The Administrator also serves as the Company’s custodian.

For the three months ended September 30, 2024 and for the period from May 1, 2024 (inception) to September 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $66 and $66. As of September 30, 2024, $66 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”) with State Street Bank and Trust Company, pursuant to which State Street Bank and Trust Company serves as the Company’s transfer agent and disbursing agent.

There were no transfer agent fees incurred for the three months ended September 30, 2024 and for the period from May 1, 2024 (inception) to September 30, 2024.

Affiliates

GSAM Holdings, LLC owned 500 of the Company's Units as of September 30, 2024. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the period from May 1, 2024 (inception) to September 30, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund	$—	$2,862	$—	$—	$—	$2,862	$2
Total Non-Controlled Affiliates	$—	$2,862	$—	$—	$—	$2,862	$2
(1)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2024, there was $13 included within Professional fees payable, $1,345 included within Accrued deferred offering costs, $804 included within Accrued organization costs and $77 included within Accrued directors' and officers' liability insurance, respectively, that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Directors’ and Officers’ Liability Insurance

The Company has obtained liability insurance for its directors and officers. These costs are recognized as a deferred charge and will be amortized using the straight-line method over the term of the insurance policy, beginning on the date the Company entered into the insurance policy agreement. Deferred costs related to the Directors’ and Officers’ Liability Insurance are presented separately on the Company’s Statement of Financial Condition.

Director Fees

Each of the Company’s independent directors is compensated with an annual fee of $30 (or $60 if the Company’s total called capital exceeds $450,000) for his or her services as a director. The chair of the Company’s board of directors receives an additional annual fee of $10 (or $20 if the Company’s total called capital exceeds $450,000) for his or her additional services in such capacity. The director designated as “audit committee financial expert” receives an additional annual fee of $4 (or $8 if the Company’s total called capital exceeds $450,000) for his or her additional services in such capacity.

For the three months ended September 30, 2024 and for the period from May 1, 2024 (inception) to September 30, 2024, the Company incurred director fees of $27 and $44. As of September 30, 2024, $44 remains payable.

4. FAIR VALUE MEASUREMENT

The fair value of a financial instrument is the amount that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:

Basis of Fair Value Measurement

Level 1 – Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

Level 2 – Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level 3 – Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	September 30, 2024
Assets	Level 1	Level 2	Level 3	Total
Investments in Affiliated Money Market Fund	$2,862	$—	$—	$2,862
Total	$2,862	$—	$—	$2,862

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2024, approximates its carrying value because the SCB Revolving Credit Facility has variable interest based on selected short term rates.

5. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 76%.

The Company's outstanding debt was as follows:

	September 30, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
SCB Revolving Credit Facility(1)	$300,000	$293,000	$7,000
Total debt	$300,000	$293,000	$7,000

(1)
Provides, under certain circumstances, a total borrowing capacity of $300,000.

SCB Revolving Credit Facility

The Company entered into the SCB Revolving Credit Facility on September 25, 2024 with Standard Chartered Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, sole bookrunner, letter of credit issuer and lender.

Subject to availability under the Borrowing Base (as defined in the SCB Revolving Credit Facility), the maximum principal amount of the SCB Revolving Credit Facility is $300,000. The Borrowing Base is calculated based on the unfunded capital commitments of the unitholders (subject to various eligibility requirements) multiplied by the specified advance rate of 75%. The stated maturity date of the SCB Revolving Credit Facility is September 25, 2026. Proceeds from the SCB Revolving Credit Facility can be used for investments, working capital, expenses and other undertakings of the Company.

Under the SCB Revolving Credit Facility, the Company has the ability to elect, for loans denominated in U.S. Dollars, either Term SOFR with a one- or three- months tenor or the alternative base rate at the time of draw-down (and with respect to loans denominated in non-U.S. Dollar currencies, the applicable benchmark specified in the SCB Revolving Credit Facility), and loans denominated in U.S. Dollars may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the SCB Revolving Credit Facility is (A) Term SOFR Loan for the applicable tenor (or other listed offered rate, depending upon the currency of borrowing) plus 2.00% per annum or (B) an alternative base rate (the greatest of the prime rate set by the Administrative Agent, the federal funds rate plus 0.50%, and Term SOFR with a one-month tenor plus 1.00% (“ABR”)) plus 1.00% per annum, with a floor of 0%.

Amounts drawn under the SCB Revolving Credit Facility may be prepaid at any time without premium or penalty. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base, the lenders’ aggregate commitment, the letters of credit sublimit or 102% of the alternative currency sublimit, and to the extent required to comply with the Investment Company Act, as applied to BDCs. Transfers of interests in the Company by unitholders are subject to certain restrictions under the SCB Revolving Credit Facility. In addition, any transfer of Units from a unitholder whose undrawn commitments were included in the Borrowing Base to a unitholder that was not eligible to be included in the Borrowing Base (or that was eligible to be included in the Borrowing Base at a lower advance rate) may trigger mandatory prepayment obligations.

The SCB Revolving Credit Facility is secured by a perfected first priority security interest in the unfunded capital commitments of the Company’s unitholders and the proceeds thereof, including an assignment of the right to make capital calls, receive and apply capital contributions, and enforce remedies and claims related thereto, and a pledge of the collateral account into which capital call proceeds were deposited. Additionally, under the SCB Revolving Credit Facility, in certain circumstances after an event of default, the Administrative Agent would be able to require unitholders to fund their capital commitments directly to the Administrative Agent for the purposes of repaying the loans, but lenders could not seek recourse against a unitholder in excess of such unitholder’s obligation to contribute capital to the Company.

The SCB Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of unitholders’ ownership interest in the Units. The SCB Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of September 30, 2024, the Company was in breach of a covenant under the SCB Revolving Credit Facility relating to the Company's asset coverage ratio. The breach was subsequently cured as a result of a capital drawdown and issuance of common units. See “Note 9. Subsequent Events” for additional information regarding the capital drawdown.

Costs of $2,600 were incurred in connection with obtaining the SCB Revolving Credit Facility, which have been recorded as deferred financing costs in the Statement of Financial Condition and are being amortized over the life of the SCB Revolving Credit Facility using the straight-line method. As of September 30, 2024, outstanding deferred financing costs were $2,579.

The below table presents the summary information of the SCB Revolving Credit Facility:

	For the Three Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2024	September 30, 2024
Borrowing interest expense	$8	$8
Facility fees	13	13
Amortization of financing costs	21	21
Total	$42	$42
Weighted average interest rate	6.97%	6.97%
Average outstanding balance*	$7,000	$7,000

*Average outstanding debt balance was calculated beginning on September 25, 2024, the date on which the Company entered into the SCB Revolving Credit Facility.

6. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$927,010	$927,000	0.00%

Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

7. MEMBERS’ CAPITAL

Capital Drawdowns

The Company did not issue a capital drawdown for the period from May 1, 2024 (inception) to September 30, 2024 from any other investor other than the Initial Member. The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the period from May 1, 2024 (inception) to September 30, 2024
May 1, 2024	500	$10
Total capital drawdowns	500	$10

8. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per Unit:

	For the Three Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2024	September 30, 2024
Net increase (decrease) in Members' Capital from operations	$(554)	$(1,698)
Weighted average units outstanding	500	500
Basic and diluted earnings (loss) per units	$(1,108.00)	$(3,396.00)

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

9. SUBSEQUENT EVENTS

Subsequent events after the date of the Statements of Financial Condition have been evaluated through the date the unaudited financial statements were issued. Other than the item discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

On October 16, 2024, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of 927,000 Units for an aggregate offering price of $18,540. The Units were issued on October 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean West Bay BDC LLC , as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,”, our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We had not commenced investment operations as of September 30, 2024.

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. Our investment strategy is consistent with that of the broader Goldman Sachs Asset Management Private Credit platform, with a focus on capital preservation and capital appreciation, and includes:

•
Leveraging Goldman Sachs Asset Management Private Credit’s position within GSAM;
•
Direct origination with borrowers;
•
Prudent investment selection with intensive due diligence and credit analysis;
•
Provision of large-sized commitments;
•
Structuring expertise with a focus on risk mitigation;
•
Rigorous portfolio management; and
•
Focus on companies with attractive business fundamentals.

We expect to hold primarily directly originated, first lien senior secured, floating rate debt of companies located in the United States. We may also invest, to a lesser extent, in second lien, unsecured or subordinated loans, payment-in-kind (“PIK”) debt and equity and equity-like instruments, and in very limited circumstances, we may hold loans or other Investments of issuers that are not located in the United States in connection with certain post-closing modifications of existing investments. For a discussion of our investment objectives and guidelines, see “Item 1. Business—Investments” in Amendment No. 3 to our Registration Statement on Form 10, filed with the SEC on August 15, 2024 (the “Form 10/A”).

We will invest in private companies based in the United States. We intend to focus our lending across a spectrum of directly sourced opportunities in companies ranging from lower middle market to large capitalization in size. We may invest in companies of any size or capitalization. Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also intend to invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. See “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts; the Relief” in the Form 10/A. In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

We intend to employ leverage as market conditions permit and at the discretion of the Investment Adviser, subject to the terms of the LLC Agreement and the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. We intend to use leverage in the form of borrowings, including loans from financial institutions as well as the issuance of debt securities. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. We would expect any such leverage, if incurred, to increase the total capital available for investment by the Company.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in the Form 10/A.

KEY COMPONENTS OF OPERATIONS

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

As a BDC, we generally will be prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the Investment Company Act and the rules thereunder, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through OTC Markets are not listed on a national securities exchange and therefore are eligible portfolio companies. As of September 30, 2024, we had not commenced investment operations.

Revenues

We plan to generate revenues in the form of interest income on debt investments and, to a lesser extent, fee income and capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or PIK income. We expect that the principal amount of the debt investments and any accrued but unpaid interest generally will become due at the maturity date.

We expect to generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts. We do not expect to receive material fee income as it is not our principal investment strategy. We will record contractual prepayment premiums on loans and debt securities as interest income.

Dividend income on preferred equity investments, if any, will be recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments, if any, will be recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income will be presented net of withholding tax, if any.

As of September 30, 2024, we had not commenced investment operations.

Expenses

We will bear and be responsible for all of the costs and expenses. Our primary operating expenses include the payment of the management fee (the “Management Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating expenses. The Management Fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all of our other costs and expenses in accordance with the LLC Agreement (as defined below) and the administration agreement (the “Administration Agreement”), including:

•
our operational, offering and organizational expenses;
•
fees and expenses, including travel expenses, reasonably incurred by our Investment Adviser or payable to third parties related to our investments, including, among others, professional fees (including, without limitation, the fees and expenses of consultants and experts) and fees and expenses relating to evaluating, monitoring, researching and performing due diligence on investments and prospective investments;
•
interest, fees and other expenses payable on indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness), other indebtedness, financings or extensions of credit, if any, incurred by us;
•
fees and expenses incurred by us in connection with membership in investment company organizations;
•
brokers’ commissions;
•
fees and expenses associated with calculating our NAV (including the costs and expenses of any independent valuation firm);
•
legal, auditing or accounting expenses;
•
taxes or governmental fees;
•
the fees and expenses of our administrator, transfer agent and/or sub-transfer agent;

•
the cost of preparing unit certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of our common units of our limited liability company interests (the "Units");
•
the expenses of and fees for registering or qualifying our Units for sale and of maintaining our registration;
•
the fees and expenses of our directors who are not affiliated with our Investment Adviser;
•
the cost of preparing and distributing reports, proxy statements and notices to our unitholders, the SEC and other regulatory authorities;
•
costs of holding unitholder meetings;
•
the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by limited liability company agreement or other organizational documents insofar as they govern agreements with any such custodian;
•
insurance premiums; and
•
costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

To the extent that expenses incurred by us are related to the Company and to one or more Co-Investing GS Direct Lending Funds, expenses will be allocated among us and such Co-Investing GS Direct Lending Funds in accordance with the Investment Adviser’s policies and procedures, which requires that expenses be allocated in a manner that the Investment Adviser reasonably determines is fair and equitable.

The Investment Adviser will reimburse us for any initial offering costs and Organizational Expenses (as defined below) borne by us in excess of $2.25 million in the aggregate (the “Organizational Expense Cap”).

Ordinary Operating Expenses (as defined below) ultimately borne by us will not exceed (i) $2.0 million for the twelve-month period beginning on the Initial Drawdown Date and ending on the day before the one-year anniversary thereof (or if such day does not occur on a calendar quarter-end, the following calendar quarter-end), (ii) $3.25 million for the twelve-month period immediately following the period set forth in clause (i), (iii) $3.25 million for the twelve-month period immediately following the period set forth in clause (ii) and (iv) $5.0 million for each twelve-month period thereafter (collectively, the “Operating Expenses Cap”). The Investment Adviser will reimburse us for any Ordinary Operating Expenses in excess of the Operating Expenses Cap.

On the Initial Drawdown Date, Company expenses incurred prior to the Initial Drawdown Date (i) will be borne by the unitholders in proportion to the relative number of Units they hold on the Initial Drawdown Date (after taking into account any Units issued on the Initial Drawdown Date) and (ii) to the extent they constitute Ordinary Operating Expenses, will be taken into account in calculating the cap under clause (i) of the Operating Expenses Cap.

“Organizational Expenses” means expenses incurred in respect of legal, tax or accounting services pertaining to the organization and formation of the Company, the drafting of the LLC Agreement (as defined below), any administration, custody and transfer agent agreements and audit fees relating to the initial registration statement and auditing the initial seed capital statement of assets and liabilities.

“Ordinary Operating Expenses” mean our operating expenses, excluding (i) offering costs and organization costs, (ii) interest, fees and other expenses payable on certain financings, (iii) taxes, (iv) the Management Fee (as defined below), (v) brokers’ commissions and (vi) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of the Company’s business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

Our initial offering costs (other than the Organizational Expenses) will be amortized to expense over a twelve-month period on a straight-line basis, beginning on the Initial Member Contribution Date. The effect of this accounting treatment is not expected to be material to our financial statements.

Leverage

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units, if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements. Our Board and Initial Member approved the application of the 150% asset coverage ratio to us in accordance with the requirements of the Investment Company Act. While the leverage we employ may be greater or less than these levels from time to time, we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed not to be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we will, raise additional capital. These constraints may hinder the Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective” in the Form 10/A.

We intend to employ leverage as market conditions permit and at the discretion of the Investment Adviser, subject to the terms of the LLC Agreement and the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. We intend to use leverage in the form of borrowings, including loans from financial institutions as well as the issuance of debt securities. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. We would expect any such leverage, if incurred, to increase the total capital available for investment by the Company. The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors” in the Form 10/A.

PORTFOLIO AND INVESTMENT ACTIVITY

As of September 30, 2024, we did not have our initial drawdown and had not commenced investment operations.

RESULTS OF OPERATIONS

As of September 30, 2024, we did not have our initial drawdown and had not commenced investment operations. Our operating results were as follows:

	For the Three Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2024	September 30, 2024
	($ in millions)
Total investment income(1)	$—	$—
Total expenses	$(0.55)	$(1.70)
Net investment income (loss)	$(0.55)	$(1.70)
Net increase (decrease) in members' capital from operations	$(0.55)	$(1.70)

(1) Amount rounds to less than $0.01.

As we have not commenced investment operations, the net decrease in members' capital from operations is primarily due to expenses incurred during the period.

Investment Income

As of September 30, 2024, we had not commenced investment operations; however, dividend income from the money market fund investment was as follows:

	For the Three Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2024	September 30, 2024
($ in millions)
Dividend income(1)	$—	$—
Total investment income	$—	$—

(1) Amount rounds to less than $0.01.

Expenses

Our expenses were as follows:

	For the Three Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2024	September 30, 2024
	($ in millions)
Interest and other debt expenses	$0.04	$0.04
Administration fees	$0.07	$0.07
Directors’ fees	$0.02	$0.04
Organization Costs	$(0.12)	$0.80
Professional fees	$0.10	$0.10
Directors’ and officers’ liability insurance	$0.04	$0.06
Offering costs	$0.39	$0.56
Other general and administrative expenses	$0.01	$0.03
Total expenses	$0.55	$1.70
•
We have incurred expenses related to our formation, organization and offering of our Units. For the period from May 1, 2024 (inception) to September 30, 2024, we accrued organization costs of $0.80 million and offering costs of $0.56 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we had not commenced investments operations.

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Second Amended and Restated Limited Liability Company Agreement (as amended and/or restated or otherwise modified from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors (the “Board of Directors” or the “Board”) otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our unitholders, we may enter into credit facilities or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

We may enter into investment commitments through executed credit agreements or signed commitment letters, that may ultimately become investment transactions in the future. We regularly evaluate and carefully consider our unfunded commitments using GSAM’s proprietary risk management framework for the purpose of planning our capital resources and ongoing liquidity, including our financial leverage.

An affiliate of the Investment Adviser made a capital commitment to us of $10,000 on May 1, 2024 (inception) and served as our initial member (the “Initial Member”). We began accepting subscription agreements (“Subscription Agreements”) from investors acquiring Units in our private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the amount of their undrawn capital commitment to purchase Units each time we deliver a drawdown notice. As of the dates indicated, we had aggregate capital commitments and undrawn capital commitments from investors as follows:

	September 30, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$927.01	$927.00	0.00%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the period from May 1, 2024 (inception) to September 30, 2024
May 1, 2024	500	$0.01
Total capital drawdowns	500	$0.01

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, we pay a Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty on at least 60 days’ written notice to the other party. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SCB Revolving Credit Facility(1)	$7.00	$—	$7.00	$—	$—

(1)
Provides, under certain circumstances, a total borrowing capacity of $300 million.

SCB Revolving Credit Facility

We entered into a revolving credit facility on September 25, 2024 with Standard Chartered Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, sole bookrunner, letter of credit issuer and lender (the “SCB Revolving Credit Facility”).

Subject to availability under the Borrowing Base (as defined in the SCB Revolving Credit Facility), the maximum principal amount of the SCB Revolving Credit Facility is $300 million. The Borrowing Base is calculated based on the unfunded capital commitments of the unitholders (subject to various eligibility requirements) multiplied by the specified advance rate of 75%. The stated maturity date of the SCB Revolving Credit Facility is September 25, 2026.

Under the SCB Revolving Credit Facility, we have the ability to elect, for loans denominated in U.S. Dollars, either Term SOFR with a one- or three- months tenor or the alternative base rate at the time of draw-down (and with respect to loans denominated in non-U.S. Dollar currencies, the applicable benchmark specified in the SCB Revolving Credit Facility), and loans denominated in U.S. Dollars may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the SCB Revolving Credit Facility is (A) Term SOFR Loan for the applicable tenor (or other listed offered rate, depending upon the currency of borrowing) plus 2.00% per annum or (B) an alternative base rate (the greatest of the prime rate set by the Administrative Agent, the federal funds rate plus 0.50%, and Term SOFR with a one-month tenor plus 1.00% (“ABR”)) plus 1.00% per annum, with a floor of 0%.

For details, see Note 6 “Debt – SCB Revolving Credit Facility” to our financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024, we had no off-balance sheet arrangements.

Hedging

Subject to our investment guidelines, we may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we will not enter into any such derivative agreements for speculative purposes. These hedging activities, which comply with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear any costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially.

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our financial statements included in this report. We consider the most significant accounting policies to be those related to our Revenue Recognition and Income Taxes. The critical accounting policies should be read in connection with our risk factors listed under “Risk Factors” in our Form 10/A.

RECENT DEVELOPMENTS

On October 16, 2024, we delivered a capital drawdown notice to our investors relating to the issuance and sale of 927,000 Units for an aggregate offering price of $18.54 million. The Units were issued on October 30, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of September 30, 2024, we had not yet called capital for investment operations. Additionally, our borrowings under the SCB Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of the Form 10/A. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not issue a capital drawdown for the period from May 1, 2024 (inception) to September 30, 2024 from any other investor other than the Initial Member. The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the period from May 1, 2024 (inception) to September 30, 2024
May 1, 2024	500	$0.01
Total capital drawdowns	500	$0.01

Each of the above issuances and sales of the common Units was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, and Regulation D or Regulation S thereunder, as applicable. Each purchaser of common Units was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of the common Units sold outside the United States, not a “U.S. person” in accordance with Regulation S under the Securities Act and (ii) acquiring the common Units for investment and not with a view to resell or distribute. We did not engage in general solicitation or advertising and did not offer securities to the public in connection with such issuance and sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference.

EXHIBIT NO.	EXHIBIT

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56660) filed on May 29, 2024).

3.2	Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01758) filed on September 27, 2024).

10.1	Investment Management and Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01758) filed on September 27, 2024).

10.2

Revolving Credit Agreement, dated as of September 25, 2024, by and among the Company and Standard Charter Bank Ltd., as administrative agent, lead arranger, sole bookrunner, letter of credit issuer and lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01758) filed on September 27, 2024.

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST BAY BDC LLC

Date: November 12, 2024	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 12, 2024	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: November 12, 2024	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)