Form 10-K
period 2024-12-31
West Bay BDC LLC
filed 2025-03-04
CIK 2020354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(g) of the Act:

Limited Liability Company Common Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2024, there was no established public market for the registrant’s limited liability company units. As of March 4, 2025, there were 3,589,962 of the limited liability company's common units outstanding.

West Bay BDC LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in this annual report on Form 10-K, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this annual report on Form 10-K because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union and China, the war between Russia and Ukraine and conflict in the Middle East;
•
our business prospects and the prospects of our portfolio companies;
•
the impact of investments that we expect to make;
•
the impact of increased competition;
•
our contractual arrangements and relationships with third parties;
•
the dependence of our future success on the general economy and its impact on the industries in which we invest;
•
the ability of our current and prospective portfolio companies to achieve their objectives;
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

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us” and “our” mean West Bay BDC LLC. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. (“GS BDC”), Silver Capital Holdings LLC (formerly Goldman Sachs Private Middle Market Credit LLC) (“SCH”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”), Goldman Sachs Middle Market Lending Corp. II (“GS MMLC II”), Phillip Street Middle Market Lending Fund LLC (“PSLF”) and Goldman Sachs Private Credit Corp. (“GS Credit”)), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2024. From our inception on May 1, 2024 through December 31, 2024, we originated approximately $51.2 million in aggregate principal amount of debt and equity investments prior to any subsequent exits and repayments.

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

We hold primarily directly originated, first lien senior secured, floating rate debt of companies located in the United States. We may also invest, to a lesser extent, in second lien, unsecured or subordinated loans, payment-in-kind (“PIK”) debt and equity and equity-like instruments, and in very limited circumstances, we may hold loans or other investments of issuers that are not located in the United States in connection with certain post-closing modifications of existing investments. For a discussion of our investment objectives and guidelines, see “Item 1. Business—Investments”.

We invest primarily in private companies based in the United States. We focus our lending across a spectrum of directly sourced opportunities in companies ranging from lower middle market to large capitalization in size. We may invest in companies of any size or capitalization. Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also intend to invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For additional information, see “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief.” In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

Our unemployed funds will be held or invested in Short-Term Investments.

“Short-Term Investments” means (i) cash or cash equivalents, (ii) interest-bearing accounts of financial institutions of recognized creditworthiness, (iii) certificates of deposit maturing within one year from the date of acquisition thereof issued by financial institutions of recognized creditworthiness, (iv) money market funds and/or (v) marketable direct obligations issued or unconditionally guaranteed by any national government, or issued by any agency thereof, maturing within one year from the date of acquisition thereof.

We will not (a) invest in loans to borrowers or equity of issuers who are not organized under the laws of, and do not have their principal place of business in, the United States, unless such investment is being made in connection with a post-closing modification of an existing investment; provided that any such investments shall not exceed, in the aggregate, 1% of the Company Value (as defined below), (b) invest more than 5% of the Company Value in second lien, unsecured and subordinated loans, (c) invest more than 5% of the Company Value in PIK Loans (as defined below), (d) invest more than 5% of the Company Value in any single Portfolio Group (as defined below), (e) invest more than 20% of the Company Value in loans to borrowers that belong to the same GICS Industry Classification or GICS Sector Classification (as defined below); provided that we may select any one (1) GICS Industry Classification or GICS Sector Classification which may exceed 20% of the Company Value, but which shall not exceed 25% of the Company Value, (f) engage in any hedging activities or invest in any derivatives; provided that we may invest up to 2.5% of the Company Value in interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other similar risks (and not for speculative purposes); provided, further, that we will not invest in any naked options or similar instruments, (g) invest more than 5% of the Company Value in equity and equity-like instruments, as provided in the LLC Agreement (as defined below), (h) invest in any blind pool or other investment vehicles (1) managed or advised by the Investment Adviser or any of its Affiliates (as defined below) that directly or indirectly charge a management fee or performance fee (or similar fee) to us, except as otherwise provided in the LLC Agreement or (2) managed or advised by a third-party investment manager, (i) invest more than twenty percent (20%) of the Company Value in Portfolio Companies in which any GS Direct Lending Fund (as defined below) has a pre-existing investment (excluding any pre-existing co-investments made by us and other Co-Investing GS Direct Lending Funds (as defined below)), (j) invest in any portfolio company in which any GS Direct Lending Fund and/or Goldman Sachs (on its balance sheet) holds more than fifteen (15%) of the equity securities (excluding any pre-existing co-investments made by us and other Co-Investing GS Direct Lending Funds), (k) make any investment unless our allocable portion of such investment is 49% or less than the total amount being invested (measured by beneficial ownership) by Co-Investing GS Direct Lending Funds and us, or (l) make any investment where the Investment Adviser knows or reasonably should know, based solely on its ordinary course due diligence, that a Unitholder or an Expanded Affiliate (as defined below) thereof (other than Goldman Sachs) will be required to make a regulatory filing arising under the applicable laws or regulations of the country in which the investment is made, or the country (or countries) in which any entity (or entities) used by us to make the investment is domiciled, solely as a direct result of such investment by us. We employ leverage as market conditions permit and at the discretion of the Investment Adviser, subject to the terms of our Second Amended and Restated Limited Liability Company Agreement (as amended and/or restated or otherwise modified from time to time, the “LLC Agreement”) and the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. We intend to use leverage in the form of borrowings, including loans from financial institutions as well as the issuance of debt securities. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. We would expect any such leverage, if incurred, to increase the total capital available for investment by the Company.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

Available Information

We file with or submit to the SEC periodic and current reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information filed electronically by us with the SEC. Copies of these reports, proxy and information statements and other information may be obtained by electronic request at the following e-mail address: publicinfo@sec.gov.

Investment Strategy

Our investment strategy is consistent with that of the broader Goldman Sachs Asset Management Private Credit platform with a focus on capital preservation and capital appreciation and includes:

•
Leveraging the Goldman Sachs Asset Management Private Credit Team’s position within Goldman Sachs: The Goldman Sachs Asset Management Private Credit Team, which is responsible for sourcing, diligencing, negotiating, structuring, monitoring and harvesting investment opportunities for the private credit portion of the Company, is able to draw on the broader Goldman Sachs platform, network and relationships across the investment lifecycle to identify potentially attractive opportunities. Goldman Sachs is a leading global financial services firm and one of the world’s most experienced alternatives investors, and the Company is expected to benefit not only from the Goldman Sachs network and relationships to identify potentially attractive opportunities, but also from a broad range of other resources offered by Goldman Sachs, including market insights, structuring capabilities and industry experts whose insights can enhance due diligence, structuring and investment monitoring processes.
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over the Goldman Sachs Asset Management Private Credit Team’s more-than-28-year history of private credit investing and includes approximately 200 investment professionals across 11 cities and four continents as of December 31, 2024. The Goldman Sachs Asset Management Private Credit Team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which we invest with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that the Goldman Sachs Asset Management Private Credit Team’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its more-than-28-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high-quality companies. The Goldman Sachs Asset Management Private Credit Team’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through our approach to fundamental credit analysis driven by intensive investment research.
•
Provision of large-sized commitments: We believe that the Goldman Sachs Asset Management Private Credit Team’s capability to originate investments drives our ability to source, negotiate and commit capital in attractive opportunities. We intend to invest substantially alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs, which we believe will provide us with access to a wide range of opportunities and allow us to commit to larger investment across the GSAM platform.
•
Structuring expertise with a focus on risk mitigation: The Goldman Sachs Asset Management Private Credit Team has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 23 years of experience on average. We plan to seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, the Goldman Sachs Asset Management Private Credit Team has experience investing across the capital structure which will enable us to consider different investment structures and expand our opportunity funnel.
•
Rigorous portfolio management: The Goldman Sachs Asset Management Private Credit Team’s active approach to portfolio management centers on team continuity through the lifecycle of an investment, from sourcing and underwriting through investment monitoring and maturity. Investment professionals actively monitor portfolio companies’ activities and financial condition, and senior secured loan agreements typically provide for regular reporting which includes borrower performance, compliance and notification of adverse events. We believe the Goldman Sachs platform adds additional value to our portfolio companies through its extensive network, research capabilities and connectivity across the global capital markets.

•
Focus on companies with attractive business fundamentals: Capital preservation is central to our investment strategy. Generally, we will seek to target companies with the following characteristics: (i) strong and defensible market positions, (ii) stable or growing revenues and free cash flow, (iii) attractive business models, (iv) experienced and well-regarded management teams, (v) reputable private equity or private family sponsors, as applicable, (vi) a meaningful amount of equity cushion or junior capital (i.e., any equity or debt in the capital structure that is subordinated to the Company’s investment) and (vii) viable exit strategies. We intend to make investments in companies located in the United States.

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	As of
	December 31, 2024
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$34.11	$34.10
Total investments	$34.11	$34.10

As of December 31, 2024, our portfolio consisted of eight investments in three portfolio companies across three different industries. The largest industries in our portfolio based on fair value as of December 31, 2024 were IT Services, Machinery and Food Products, which represented 45.2%, 33.1% and 21.7%, respectively.

The geographic composition of our portfolio at fair value as of December 31, 2024 was 100% invested in portfolio companies organized in the United States.

The weighted average yield by asset type of our total portfolio (excluding our investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2024
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.4%	9.4%
Total Portfolio	9.4%	9.4%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)

Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.

The following table presents certain selected information regarding our investment portfolio (excluding our investments in money market funds, if any):

	As of
	December 31, 2024
Number of portfolio companies	3
Percentage of performing debt bearing a floating rate(1)	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%
Weighted average leverage (net debt/EBITDA)(3)	5.9	x
Weighted average interest coverage(3)	1.9	x
Median EBITDA(3)	$44.18 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
(3)

For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve-month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company, and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

As of December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 0.0% of total debt investments at fair value.

Corporate Structure and Private Offering

We were formed as a Delaware limited liability company on February 26, 2024. We have elected to be regulated as a BDC under the Investment Company Act. In addition, we intend to elect to be treated, and expect to qualify annually, as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2024.

An affiliate of the Investment Adviser made a capital commitment to us of $10,000 on May 1, 2024 (inception) and became our initial member (the “Initial Member”).

On September 23, 2024, we began accepting subscription agreements (each, a “Subscription Agreement”) from investors acquiring common units of our limited liability company interests (the “Units”). Our Units are offered and sold to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including Section 4(a)(2), Regulation D and Regulation S under the Securities Act. Pursuant to each Subscription Agreement entered into with us, each investor makes a capital commitment (a “Commitment”) to purchase our Units for an aggregate purchase price equal to its Commitment. Pursuant to the Subscription Agreement, a prospective purchaser of Units will agree that, if its subscription to purchase Units is accepted, it will become a “Unitholder” bound by the terms of the Subscription Agreement and the LLC Agreement, including the obligation to contribute a specified amount of capital to us upon request. Each investor will be required to purchase our Units (up to the amount of their undrawn Commitment) each time we deliver a drawdown notice to our investors, which will be delivered in respect of such Commitment at least ten business days on which banks are open for business in the state of Qatar (“Qatari Business Days”) prior to the required funding date (the “Drawdown Date”). New Units will be issued on each Drawdown Date.

On October 30, 2024 (the “Initial Drawdown Date”), we called investor capital and, upon receipt of investor funds, we issued 0.9 million Units.

Subject to certain limited exceptions under the Investment Company Act, on each Drawdown Date, Unitholders will be required to purchase Units at a price equal to our then-current net asset value ("NAV") per Unit as of the end of the most recent calendar month prior to the date of the applicable drawdown notice or issuance date, subject to the limitations of Section 23 under the Investment Company Act (which generally prohibits us from issuing Units at a price below the then-current NAV per Unit as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions).

Unitholders are entitled to receive dividends or other distributions declared by our board of directors (the “Board of Directors” or the "Board", and each, a “Director”) and are entitled to one vote for each Unit held on all matters submitted to a vote of the Unitholders.

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	As of
	December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$927.01	$862.11	7.00%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the period from May 1, 2024 (inception) to December 31, 2024
May 1, 2024	500	$0.01
October 30, 2024	927,000	18.54
December 4, 2024	2,662,462	46.35
Total capital drawdowns	3,589,962	$64.90

Investment Period

The investment period commenced upon the Commencement of Operations (as defined below) of the Company and will continue until it is terminated in accordance with the LLC Agreement (such period, the “Investment Period”). Following the termination of the Investment Period, we will not make any new investments (other than Short-Term Investments) other than Additional Investments (as defined below).

We may draw all or any portion of a Unitholder’s Commitment at any time for any permitted purpose during the Investment Period.

Following the termination of the Investment Period, we will have the right to issue drawdowns with respect to Commitments only (i) to pay, and/or establish reserves for, actual or anticipated Company Expenses (as defined below), whether incurred before or after the end of the Investment Period, (ii) to fulfill legally binding investment commitments made in writing by the Private Credit Investment Committee prior to the termination of the Investment Period, (iii) to make additional investments in or relating to existing portfolio companies for purposes of preserving or protecting such portfolio companies or the investment therein (“Follow-on Investments”), provided that we will not, without the consent of a majority-in-interest of the Unitholders, invest more than 20% of the Company Value (as defined below) in Follow-on Investments following the termination of the Investment Period, measured at the time the relevant Follow-on Investment is made; (iv) subject to the requirements of the LLC Agreement, to engage in currency hedging transactions with respect to any loans in currencies other than U.S. dollars; or (v) to make investments deemed necessary for or advantageous to complying with RIC qualification requirements and the Investment Company Act (each of (ii), (iii), (iv) and (v), an “Additional Investment”).

Term

We shall continue in existence until dissolved (i) upon no less than sixty (60) days’ advance written notice by a majority-in-interest of Unitholders to the Board of Directors and the Investment Adviser that they have elected to dissolve the Company, (ii) by the Board, upon no less than sixty (60) days’ advance written notice to the Unitholders (or such shorter notice as may be and only to the extent required or advisable to comply with applicable law and regulation), following a recommendation of the Investment Adviser that such dissolution is required or advisable to comply with applicable law or regulation, (iii) by the Board following a recommendation by the Investment Adviser in the event that a new Director is appointed, pursuant to a Special Meeting (as defined below) and in accordance with the LLC Agreement, against the recommendation of the Governance and Nominating Committee and within thirteen (13) months following such appointment, provided that prior to any such dissolution, the Investment Adviser shall provide the Unitholders and the Board with sixty (60) days’ advance written notice, (iv) if there are no Unitholders, unless our business is continued in accordance with the LLC Agreement or applicable law, or (v) upon the entry of a decree of judicial dissolution under applicable law. Upon receipt of the notice described in clause (i) of the foregoing sentence, we will not commit to make any new investments, other than Additional Investments, subject to the terms of the LLC Agreement. Upon our dissolution, subject to the terms of the LLC Agreement, the Board of Directors will have sole discretion on how to dispose of our assets.

Subject to the terms of the LLC Agreement and applicable law, the liquidator may, at any time or times after our dissolution, cause us to make Additional Investments pursuant to the LLC Agreement in any existing portfolio company (provided that if such Additional Investment constitutes a Follow-on Investment, such investment may be made in an affiliate or successor-in-interest to such existing portfolio company or a similar entity, in each case in connection with a workout or restructuring) if the liquidator believes that such Additional Investments are in the best interest of the Unitholders and in furtherance of the winding up of the affairs of the Company.

A majority-in-interest of the Unitholders can require that a special meeting of the Unitholders be called, no more than once every six months, at which meeting any or all of the Directors may be removed and/or replaced in the Unitholders’ discretion by the affirmative vote of a majority-in-interest of the Unitholders, subject to the meeting requirements set forth in the LLC Agreement (a “Special Meeting”). Prior to holding such vote, the Governance and Nominating Committee shall present recommendations of one or more potential replacements; provided that for the avoidance of doubt, the Unitholders shall not be required to appoint a replacement director recommended by the Governance and Nominating Committee (and may appoint their own candidate). In the event that a new Director is appointed, pursuant to a Special Meeting and in accordance with the LLC Agreement, against the recommendation of the Governance and Nominating Committee, then within thirteen (13) months following such appointment, the Investment Adviser may terminate the Investment Period or may, with the consent of the Board, dissolve the Company, provided that, in each case, prior to any such termination or dissolution, the Investment Adviser shall provide the Unitholders and the Board with sixty (60) days’ advance written notice.

Our Investment Adviser

GSAM serves as our Investment Adviser and has been registered as an investment adviser with the SEC since 1990. Subject to the supervision of our Board of Directors, a majority of which is made up of Independent Directors (as defined in “Item 10. Directors, Executive Officers and Corporate Governance”) (including an independent Chairperson), GSAM manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services. GSAM is a subsidiary of GS Group Inc., a bank holding company (a “BHC”) and a financial holding company (“FHC”), regulated by the board of governors of the federal reserve system (the "Federal Reserve"). GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and individuals. GS Group Inc. is the general partner and owner of GSAM. GS & Co. LLC, a wholly owned subsidiary of GS Group Inc., serves as the placement agent (the “Placement Agent”) for us in connection with the private offering of our Units to U.S. persons and Goldman Sachs International LLC, a wholly owned subsidiary of GS Group Inc., serves as a sub-placement agent for us in connection with the offering of our Units to non-U.S. Persons.

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 200 investment professionals across 11 cities and four continents as of December 31, 2024. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80 private credit investment professionals across five offices in the Americas led by Alex Chi and David Miller, our Co-Chief Executive Officers and Co-Presidents, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 19 years coupled with an average tenure at Goldman Sachs of over 12 years as of December 31, 2024.

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (the “Private Credit Investment Committee”). As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, Alex Chi, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

The purpose of our Private Credit Investment Committee is to evaluate and approve, as deemed appropriate, all investments by our Investment Adviser. Our Private Credit Investment Committee process is intended to bring the diverse experience and perspectives of our Private Credit Investment Committee’s members to the analysis and consideration of every investment. Our Private Credit Investment Committee also serves to provide investment consistency and adherence to our Investment Adviser’s investment philosophies and policies. Our Private Credit Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

Investments

We hold primarily directly originated, first lien senior secured, floating rate debt of companies located in the United States. We may also invest to a lesser extent in second lien, unsecured or subordinated loans, PIK debt and equity and equity-like instruments, and in very limited circumstances, we may hold loans or other investments of issuers that are not located in the United States in connection with certain post-closing modifications of existing investments, as further provided in the investment guidelines described herein.

We invest primarily in private companies based in the United States. We focus our lending across a spectrum of directly sourced opportunities in companies ranging from lower middle market to large capitalization in size. We may invest in companies of any size or capitalization. Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also intend to invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. See “—Co-Investments Alongside Goldman Sachs and other Accounts, and the Relief.” In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

As of December 31, 2024, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 100% secured debt investments (100% in first lien debt).

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which we expect to rely to co-invest alongside certain other Accounts, which may include proprietary accounts of Goldman Sachs, in a manner consistent with our investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

Notwithstanding anything in this annual report to the contrary, we may in very limited circumstances hold loans or other investments of issuers that are not located in the United States in connection with certain post-closing modifications of existing investments, as further provided in the investment guidelines described herein.

Investment Criteria

We seek to manage our portfolio for income distribution, capital preservation and capital appreciation. Our evaluation and management of directly originated investments is subject to a process framework that applies to all opportunities across the Goldman Sachs Asset Management Private Credit Team. Sourcing, investment diligence, approvals and ultimately investment management are undertaken across the Goldman Sachs Asset Management Private Credit Team in a manner that emphasizes governance and oversight of deal teams to ensure that opportunities are in line with our investing philosophy and objectives. Our process draws on the expertise of our seasoned team as well as other subject matter experts, including legal, tax, compliance, environmental, and other stakeholders.

With respect to opportunity identification and diligence, the criteria outlined below provide general guidelines for the companies in which we may seek to invest, though not all of these criteria may be met by each prospective portfolio company in which we choose to invest. Generally, we seek to use our experience and access to market information to identify investment candidates and to structure investments efficiently and effectively.

•
Strong and defensible competitive market position. We seek to invest in companies that have developed leading market positions within their respective markets and are well-positioned to capitalize on growth opportunities. We also seek companies that we believe demonstrate significant competitive advantages versus their peers. We believe such competitive advantages will help our portfolio companies to preserve their market positions and profitability.
•
Stable or growing revenues and free cash flow. We seek to invest in companies that we believe will generate a steady stream of cash flow to pay interest (and ultimately principal) on our investments. We evaluate companies’ historical revenue, margin and cash flow profiles to inform our forecasts and understand how our investments would be repaid. We consider factors including revenue drivers, fixed and variable costs, and unit level economics.
•
Experienced and well-regarded management teams. We generally seek to invest in companies we believe have experienced, well-regarded management teams. We conduct background checks, inquire about prior lending relationships, often seek references, and prefer that the owners and management teams have capital invested in the business.
•
Backed by reputable financial sponsors, as applicable. Our diligence of investment opportunities in companies backed by financial sponsors extends to the financial sponsors themselves; we seek to invest in companies backed by reputable financial sponsors with a history of value creation, although not all of our investments will be in financial sponsor-backed companies.
•
Viable exit strategies. We seek to invest in companies whose business models and expected future cash flows offer what we believe to be attractive exit possibilities. Potential exits may include acquisition by other industry participants and / or initial public offerings of common stock or other capital markets transactions that could result in the repayment of our investments.

Our due diligence process typically includes, but is not limited to: (i) review of historical and projected financial and operating performance; (ii) review of the capital structure; (iii) analysis of the business and industry in which the company operates; (iv) research relating to the portfolio company’s management, industry, markets, products and services and competitors; (v) on-site visits; (vi) interviews with company management of the potential portfolio company and industry experts; and (vii) background checks. Our underwriting process also emphasizes terms and document negotiation. We typically include negative covenants (including but not limited to restrictions on incurring debt, incurring liens, and making restricted payments), affirmative covenants (including but not limited to financial reporting, notices of material events, and books and records) and financial maintenance covenants in the documents governing our investments, as applicable. However, some of our investments may be “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants.

The Investment Adviser may integrate environmental, social and governance (“ESG”) risk considerations within its process for originating loans and investing directly in credit obligations and related instruments. As part of its due diligence process, the Investment Adviser may consider, alongside other relevant factors, ESG risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. The Investment Adviser may utilize proprietary research to assess ESG risks that are relevant to our investments. In addition, the Investment Adviser may invest in a security or sector without integrating ESG considerations into its process for originating loans. No one factor or consideration is determinative in the investment process. The Investment Adviser may originate loans and invest directly in credit obligations and related instruments without integrating ESG risk considerations into its investment process.

Upon the completion of due diligence and finalizing investment structure, the deal team will seek approval to pursue the potential investment from the Private Credit Investment Committee, subject to any other internal or external approvals, as necessary. The members of the Private Credit Investment Committee do not receive separate compensation from us or the Investment Adviser for serving on the Private Credit Investment Committee. Additional due diligence with respect to any investment may be conducted on our behalf (and at our expense) by attorneys prior to the closing of the investment, as well as other outside advisers, as appropriate.

The Company will not:

a)
invest in loans to borrowers or equity of issuers who are not organized under the laws of, and do not have their principal place of business in, the United States, unless such investment is being made in connection with a post-closing modification of an existing investment; provided that any such investments shall not exceed, in the aggregate, 1% of the Company Value;
b)
invest more than 5% of the Company Value in second lien, unsecured and subordinated loans;
c)
invest more than 5% of the Company Value in PIK Loans;
d)
invest more than 5% of the Company Value in any single Portfolio Group;
e)
invest more than 20% of the Company Value in loans to borrowers that belong to the same GICS Industry Classification or GICS Sector Classification; provided that the Company may select any one (1) GICS Industry Classification or GICS Sector Classification which may exceed 20% of the Company Value but which shall not exceed 25% of the Company Value;
f)
engage in any hedging activities or invest in any derivatives; provided that the Company may invest up to 2.5% of the Company Value in interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other similar risks (and not for speculative purposes); provided, further, that the Company will not invest in any naked options or similar instruments;
g)
invest more than 5% of the Company Value in equity and equity-like instruments, as provided in the LLC Agreement;
h)
invest in any blind pool or other investment vehicles, (1) managed or advised by the Investment Adviser or any of its Affiliates that directly or indirectly charge a management fee or performance fee (or similar fee) to the Company, except as otherwise provided in the LLC Agreement or (2) managed or advised by a third-party investment manager;
i)
invest more than twenty percent (20%) of the Company Value in portfolio companies in which any GS Direct Lending Fund has a pre-existing investment (excluding any pre-existing co-investments made by the Company and other Co-Investing GS Direct Lending Funds);
j)
invest in any portfolio company in which any GS Direct Lending Fund and/or Goldman Sachs (on its balance sheet) holds more than fifteen (15%) of the equity securities (excluding any pre-existing co-investments made by the Company and other Co-Investing GS Direct Lending Funds);
k)
make any investment unless the Company’s allocable portion of such investment is 49% or less than the total amount being invested (measured by beneficial ownership) by Co-Investing GS Direct Lending Funds and the Company; or

l)
make any investment where the Investment Adviser knows or reasonably should know, based solely on its ordinary course due diligence, that a Unitholder or an Expanded Affiliate thereof (other than Goldman Sachs) will be required to make a regulatory filing arising under the applicable laws or regulations of the country in which the investment is made, or the country (or countries) in which any entity (or entities) used by the Company to make the investment is domiciled, solely as a direct result of such investment by the Company.

For the purposes of the foregoing investment guidelines, “Company Value” shall mean (i) at any time during the Investment Ramp-Up Period (as defined below), the sum of the Total Commitments (as defined below) and the Company’s targeted debt financing and (ii) at any time following the Investment Ramp-Up Period, the NAV of the Company (calculated as of the most recent calendar quarter-end prior to the date of investment); except that, with respect to clause (e) above, at any time following the Investment Ramp-Up Period, Company Value shall mean the gross assets of the Company.

Any guarantee issued by the Company in relation to any portfolio company will, to the extent such guarantee has been funded by the Company, be treated as an investment by the Company in the securities of such portfolio company for purposes of determining compliance with the investment restrictions set out in the LLC Agreement, including the foregoing investment guidelines.

“GICS Industry Classification or GICS Sector Classification” shall mean the industry or sector classifications set forth in the LLC Agreement, which shall be updated by the Investment Adviser if GICS publishes revised sector or industry classifications.

“Total Commitments” shall mean, at any time, the sum of the aggregate Commitments of all Unitholders.

For purposes of the foregoing investment guidelines, a “Portfolio Group” means any entity in which the company the Company holds an investment, as well as such entity’s affiliates.

For purposes of the foregoing investment guidelines, a “PIK Loan” means a loan with payment-in-kind features for which the total interest payable in cash is less than 50%.

“Investment Ramp-Up Period” shall mean the period (i) beginning on the date the Company makes its initial investment that is not a Short-Term Investment or makes a binding commitment to make such investment (such date, the “Commencement of Operations”) and (ii) ending on the two-year anniversary thereof.

“GS Direct Lending Funds” shall mean GS Credit and any other BDCs, funds and accounts managed or advised by the Private Credit Business of Goldman Sachs Asset Management.

“Co-Investing GS Direct Lending Funds” shall mean GS Credit and any other BDCs, funds and accounts managed or advised by the Investment Adviser or its Affiliates that co-invest alongside the Company.

“Affiliate” means, with respect to the Person (as defined below) to which it refers, a Person that directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, such subject Person. For this purpose, each officer shall be deemed to be an Affiliate of the Investment Adviser, but portfolio companies in which we’ve made investments or portfolio companies of the Co-Investing GS Direct Lending Funds shall not be considered Affiliates of the Board, the Investment Adviser, any officer, any member of the Board or any member or manager of the Investment Adviser.

“Person” means any individual, general partnership, limited partnership, limited liability partnership, limited liability company, corporation, joint venture, trust, statutory or business trust, cooperative or association or any governmental body or agency, and the heirs, executors, administrators, legal representative, successors and assigns of such Person where the context so permits.

“Expanded Affiliate” means with respect to the Unitholder to which it refers, any Affiliate (as defined below) of such Unitholder and such other related persons as are set forth as an Expanded Affiliate in such Unitholder’s Subscription Agreement.

Allocation of Investment Opportunities

Our investment objectives and investment strategies are similar to those of other Accounts, and an investment appropriate for us may also be appropriate for such other Accounts (which may include proprietary accounts of Goldman Sachs). This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and such other Accounts are not permitted under applicable law.

To address these and other potential conflicts, a selection of which are outlined below, the Investment Adviser has developed allocation policies and procedures that provide that personnel of the Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions for, and allocate investment opportunities among, the Accounts consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases such allocations may reflect numerous other factors as described below. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not, and vice versa.

In some cases, due to information barriers that may be in place, other Accounts may compete with us for specific investment opportunities without being aware that we are competing against each other. Goldman Sachs has a conflicts system in place in addition to these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made. If the conflicts system detects a potential conflict with respect to a particular investment opportunity, such investment opportunity will be assessed to determine whether it must be allocated to, or prohibited from being allocated to, a particular Account.

Personnel of the Investment Adviser involved in decision-making for Accounts may make allocation related decisions in accordance with the Investment Adviser’s allocation policies and procedures for us and for other Accounts by reference to one or more factors, including but not limited to: the date of inception of the Company or applicable Account; the strategy, objectives, guidelines and restrictions (including legal and regulatory restrictions) of potentially in-scope Accounts, as well as those Accounts’ current portfolios and investment horizons; strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the risk profile of the investment; the expected future capacity of the potentially in-scope Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. The Investment Adviser may also consider reputational matters and other factors. The application of these considerations may cause differences in the portfolios and performance of different Accounts that have similar strategies. In addition, in some cases the Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of the Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us), irrespective of the Investment Adviser’s policies regarding allocation of investments. Additional information about the Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-Based Fees and Side-by-Side Management—Side-By-Side Management of Advisory Accounts; Allocation of Opportunities”) of the Investment Adviser’s Form ADV.

The Investment Adviser, including the Goldman Sachs Asset Management Private Credit Team, may develop and implement new trading strategies or seek to participate in new investment opportunities and strategies. These opportunities and strategies may not be employed in all Accounts even if the opportunity or strategy is consistent with the objectives of such Accounts.

During periods of unusual market conditions, the Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only Accounts that are typically managed on a side-by-side basis with levered and/or long-short Accounts.

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, certain of our investors, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of Goldman Sachs, or by third parties. If we invest in any such opportunities, Goldman Sachs or such third-parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee (as defined below) payable to the Investment Adviser).

In connection with certain of our investments, the Investment Adviser may determine that the appropriate amount to allocate to us and other Accounts may be less than the full amount of the investment opportunity, due to considerations related to, among other things, diversification, portfolio management, leverage management, investment profile, risk tolerance or other exposure guidelines or limitations, cash flow or other considerations. In such situations, “excess amounts” that can be allocated may be offered to other persons or entities. Subject to applicable law, such opportunities may be structured as an investment alongside us or as a purchase of a portion of the investment from us (through a syndication, participation or otherwise).

In all cases, subject to applicable law, the Investment Adviser has broad discretion in determining to whom and in what relative amounts to offer such opportunities, and factors the Investment Adviser may take into account, in its sole discretion, include whether such potential recipient is able to assist or provide a benefit to us in connection with the potential transaction or otherwise, whether the Investment Adviser believes the potential recipient is able to execute a transaction quickly, whether the potential recipient is expected to provide expertise or other advantages in connection with a particular investment, whether the Investment Adviser is aware of such potential recipient’s expertise or interest in these types of opportunities generally or in a subset of such opportunities or, the potential recipient’s target investment sizing. Recipients of these opportunities may, in accordance with applicable law, include one or more investors in us, one or more investors in other funds managed by the Goldman Sachs Asset Management Private Credit Team, clients or potential clients of Goldman Sachs, or funds or Accounts established for any such persons. These opportunities may give rise to potential conflicts of interest. These opportunities will be offered to the recipients thereof on such terms as the Investment Adviser determines in its sole discretion, subject to applicable law, including on a no-fee basis or at prices higher or lower than those paid by us. As a result of these and other reasons, returns with respect to an opportunity may exceed investors’ returns with respect to our investment in the same opportunity.

Transactions with affiliates. We are prohibited under the Investment Company Act from participating in certain transactions with our affiliates without the prior approval of our Independent Directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be an affiliate of the Company for purposes of the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into, certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of the Independent Directors. The Investment Adviser and its affiliates, including persons that control, or are under common control with, the Company or the Investment Adviser, are also considered to be our affiliates under the Investment Company Act, and we are generally prohibited from buying or selling any assets from or to, or entering into “joint” transactions with, such affiliates without exemptive relief from the SEC.

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to our Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If the Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to us and our Unitholders and do not involve overreaching in respect of us or our Unitholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of our Unitholders and is consistent with our then-current investment objectives and strategies.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

If the Investment Adviser identifies an investment and we are unable to rely on the Relief for that particular opportunity, the Investment Adviser will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Account to which to allocate investment opportunities. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts.

We may invest alongside other Accounts advised by the Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff guidance and interpretations. For example, we may invest alongside such Accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other Accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that the Investment Adviser, acting on our behalf and on behalf of its other clients, negotiates no term other than price. We may also invest alongside the Investment Adviser’s other clients as otherwise permissible under SEC staff guidance and interpretations, applicable regulations and the allocation policy of the Investment Adviser.

For a further explanation of the allocation of opportunities and other conflicts and the risks related thereto, please see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Expenses are generally allocated to Accounts (including to us) based on whose behalf the expenses are incurred. Where we and one or more other Accounts participate in a particular investment or collectively incur other expenses, the Investment Adviser generally allocates investment-related and other expenses in a manner the Investment Adviser determines to be fair and equitable.

We and other Accounts may contract for and incur expenses in connection with certain services provided by third parties, including valuation agents, rating agencies, attorneys, accountants and other professional service providers, while other Accounts that did not contract for such services may not incur such expenses even though they directly or indirectly receive benefit from such services. For example, the work of valuation firms retained by the Company at the request of the Board benefit certain Accounts that invest in the same assets as the Company, but because such other Accounts did not request such services, they are not allocated any costs associated therewith. While it is generally expected that the Accounts requesting third-party services will bear the full expense associated therewith, GSAM may in its sole discretion determine to bear the portion of such expenses that would be allocable to the non-requesting Accounts had such Accounts requested the services.

Market Opportunity

We believe the market opportunity for direct origination of private credit is significant and attractive. We expect the following factors to drive demand for private credit:

•
Future Senior Secured Debt Maturities. According to LCD News as of December 31, 2024, approximately $867 billion of leveraged loans in North America and Europe outstanding will mature by 2029, which is expected to drive significant new debt issuance in the coming years. According to Preqin, as of December 31, 2024, the global private credit market represents $1.7 trillion in assets under management and now eclipses the global $2.6 trillion and $1.7 trillion market values of the Bloomberg USD HY Corporate Index and the Morningstar LSTA Leveraged Loan Index, respectively.
•
Increasing Financial Sponsor Activity, as Indicated by Amount of Private Equity Capital Raised and “Dry Powder” Available for Investment. Private equity fundraising has increased considerably since the most recent low in 2010 and, as of December 31, 2024, private equity dry powder was at its highest level since the great financial crisis, with, according to Preqin data as of December 2024, over $1.0 trillion of committed buyout private equity capital available to fund new leveraged buyout (“LBO”) transactions (including global buyout fundraising). We expect this substantial pool of investment capital to drive strong levels of sponsor-led buyout activity, which, in turn, will fuel demand for private credit, including senior secured debt.
•
Changes in Business Strategy by Banks Further Reducing the Supply of Capital to Private Companies. The trend of consolidation of regional banks into money center banks has reduced the focus of these businesses on private lending. Money center banks traditionally focus on lending and providing other services to large listed corporate clients to whom they can deploy larger amounts of capital more efficiently. The Goldman Sachs Asset Management Private Credit Team believes that this has resulted in fewer bank lenders to U.S. private companies and reduced the availability of debt capital to the companies that we expect to target.
•
Advantageous Positioning of Direct Lenders. We anticipate additional borrowing needs as LBO and corporate acquisition activity continues. At the same time, we expect several factors to limit borrowers’ ability to issue senior secured debt in the syndicated credit markets, including regulatory constraints, the overall health of and outlook for the economy, volatility in end markets exposed to commodity price fluctuations and idiosyncratic events impacting specific industry sectors. Each of these factors may contribute to overall credit market volatility and dislocation. As a result, senior secured debt market participants, including banks, may become less willing to provide attractive syndicated loans to borrowers. We believe that the Company is well-positioned to provide financing in response to the next wave of maturities and can provide attractive financing alternatives if banks elect to reduce their exposure to senior secured debt.
•
Increase in Size and Frequency of Private Market Transactions. Private Credit demand has continued to broaden as a source of financing for LBO and Non-LBO transactions. According to LCD, 198 LBO and 645 non-LBO transactions were financed by Private Credit compared to 39 LBO and 492 non-LBO transactions by BSL in the first nine months of 2024.
•
Barriers to Entry for New Lending Platforms. While the private market is a very large component of the U.S. economy, it is a highly fragmented space with thousands of companies operating in many different geographies and industries. Typically, companies that need capital find lenders and investors based on pre-existing relationships, referrals and word of mouth. Developing the many relationships and widespread recognition required to become source of capital is a time consuming, highly resource-intensive endeavor. As a result, the Goldman Sachs Asset Management Private Credit Team believes that it is difficult for new lending platforms to successfully enter the private market, thereby providing insulation from rapid shifts in the supply of capital to the private market that might otherwise disrupt pricing of capital.

Competitive Advantages

GS Group Inc. is a leading global financial institution that provides a broad range of financial services to a substantial and diversified client base, including companies and high-net-worth individuals, among others. The firm is headquartered in New York, and maintains offices across the United States and in all major financial centers around the world. Goldman Sachs, with approximately $3.1 trillion in firmwide assets under supervision as of December 31, 2024, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within Goldman Sachs, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, the Goldman Sachs Asset Management Private Credit Team and its predecessors have invested over $209 billion, leveraging the Goldman Sachs Asset Management Private Credit Team’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. The Goldman Sachs Asset Management Private Credit Team invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

We believe our competitive advantages and strengths include: (i) alignment of interest between the Company and the Goldman Sachs private credit platform through side by side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs, (ii) the Goldman Sachs Asset Management Private Credit Team’s embeddedness within Goldman Sachs, given the associated relationship, sourcing and expertise advantages, (iii) the Goldman Sachs Asset Management Private Credit Team’s experience and breadth as an investor, (iv) the Goldman Sachs Asset Management Private Credit Team’s experienced team and history of investment performance and (v) the Goldman Sachs Asset Management Private Credit Team’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants. For a further discussion of our competitive strengths, see “Item 1(c). Business—Competition.”

Operating and Regulatory Structure

We have elected to be treated as a BDC under the Investment Company Act. As a BDC, we are generally prohibited from acquiring assets other than qualifying assets unless, after giving effect to any acquisition, at least 70% of our total assets are qualifying assets. Qualifying assets generally include securities of eligible portfolio companies, cash, cash equivalents, U.S. government securities and high-quality debt instruments maturing in one year or less from the time of investment. Under the rules of the Investment Company Act, “eligible portfolio companies” include (i) private U.S. operating companies, (ii) public U.S. operating companies whose securities are not listed on a national securities exchange (e.g., the New York Stock Exchange) or registered under the Exchange Act, and (iii) public U.S. operating companies having a market capitalization of less than $250 million. Public U.S. operating companies whose securities are quoted on the over-the-counter bulletin board and through over-the-counter markets (the “OTC Markets”) are not listed on a national securities exchange and therefore are eligible portfolio companies. In addition, we currently are an “emerging growth company,” as defined in the JOBS Act. See “—Qualifying Assets.”

We intend to elect to be treated as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2024, and we expect to qualify for tax treatment as a RIC annually thereafter. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our Unitholders as dividends if we meet certain source of income, distribution and asset diversification requirements. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

Ongoing Relationships with Portfolio Companies

Monitoring

Our Investment Adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
•
periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor to discuss financial position, requirements and accomplishments;
•
comparisons to our other portfolio companies in the industry, if any;
•
attendance at and participation in board meetings or presentations by portfolio companies; and
•
review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:

•
Grade 1 investments involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;
•
Grade 2 investments involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

•
Grade 3 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and
•
Grade 4 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly, and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Managerial Assistance

As a BDC, we must offer, and must provide upon request, significant managerial assistance to certain of our eligible portfolio companies within the meaning of Section 55 of the Investment Company Act. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Our Investment Adviser or an affiliate thereof may provide such managerial assistance on our behalf to portfolio companies that request such assistance. We may receive fees for these services. See “—Managerial Assistance to Portfolio Companies.”

Competition

We generally have two sources of competition – the syndicated loan market and other private credit investors.

Our platform’s ability to hold large sized investments on a “buy and hold” basis as an alternative to a syndicated loan solution provides borrowers with numerous benefits, including customized financings, greater certainty of pricing and closing, speed of execution, ability to make long-dated commitments and on-going support post-close. Furthermore, our willingness to serve as a significant lender across market environments, particularly during periods of market volatility and dislocation, is valuable to lenders considering syndicated solutions that would be subject to loan market dynamics.

With respect to other private credit investors, our primary competitors invest in directly originated, first lien senior secured, floating rate debt of private companies and include other BDCs, commercial and investment banks, commercial financing companies, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors may have certain advantages including lower cost of funds and access to funding sources that are not available to us.

In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code will impose on us as a RIC.

While we expect to use the industry information to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies, we do not seek to compete primarily based on the interest rates we offer, and GSAM believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we compete with our peers based on our reputation in the market, our existing investment platform, the seasoned investment professionals of the Investment Adviser, our experience and focus on directly originated senior secured corporate credit, our disciplined investment philosophy, its extensive industry focus and relationships and our flexible transaction structuring.

Staffing

We do not expect to have any employees. We will depend on the experience, diligence, skill and network of business contacts of the Goldman Sachs Asset Management Private Credit Team, together with other investment professionals that the Investment Adviser currently retains, or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments.

Properties

We do not own any real estate or other properties materially important to our operations. Our principal executive offices are located at 200 West Street, New York, New York 10282. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Our Administrator

Pursuant to our administration agreement (the “Administration Agreement”) with State Street Bank and Trust Company (our “Administrator”), our Administrator is responsible for providing various accounting and administrative services to us. Our Administrator is entitled to fees as described in “—Administration Agreement.” To the extent that our Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. See “—Administration Agreement.”

Management Agreements

Investment Management and Advisory Agreement

We have entered into an investment management and advisory agreement (the “Investment Management Agreement”) with the Investment Adviser as of September 23, 2024, pursuant to which the Investment Adviser manages our investment program and related activities.

Management Fee

Pursuant to the Investment Management Agreement, we will pay the Investment Adviser for its services a management fee (the “Management Fee”), payable quarterly in arrears, equal to 0.35% (i.e., an annual rate of 1.40%) (the “Management Fee Rate”) of the average NAV of the Company at the end of the then-current calendar quarter and the prior calendar quarter. The Management Fee for any partial quarter will be appropriately prorated. The Management Fee for the Company’s first quarter (i.e., the period beginning on Initial Drawdown Date and ending on the last day of the quarter in which the Initial Drawdown Date occurred) shall be equal to 0.35% (i.e., an annual rate of 1.40%) of the average of the Company’s NAV at the end of such quarter and zero (i.e., the Company’s NAV attributable to third-party investors immediately prior to the Initial Drawdown Date).

Management Fees are generally expected to be paid using available funds, in which case these payments will not reduce Unitholders’ Undrawn Commitments (as defined below). However, we may draw down Undrawn Commitments for Management Fees, in which case amounts contributed would reduce Unitholders’ Undrawn Commitments.

The Management Fee will be reduced by an amount equal to any fees paid to the Investment Adviser or an affiliate thereof in respect of any investment by the Company in money markets or similar funds sponsored or managed by the Investment Adviser or an affiliate thereof that are borne by the Company. If the reduction amount exceeds the amount of the Management Fee obligation for any quarter, the excess amount will be carried forward and applied against any Management Fee owed by the Company for succeeding quarters. Subject to the requirements of Sections 851 and 852(a) of Subchapter M of the Code, to the extent any such excess reduction amount remains unapplied upon the termination of the Investment Management Agreement, the Investment Adviser shall refund to the Company the amount of such unapplied excess as a rebate of Management Fees previously paid (which, for the avoidance of doubt, shall be applied as a payment from the Investment Adviser to the Company). To the extent that the Private Credit Business of Goldman Sachs Asset Management (the “Team”) receives from portfolio companies or otherwise any transaction or monitoring fees or any fees for services rendered, including for agency, structuring, underwriting, arranging, syndication, investment banking, brokerage, asset management, structuring and/or other services to sponsors, borrowers and other parties, or having an officer or employee hold board seats with respect to such portfolio companies in connection with the Company’s investment in such portfolio companies, in each case that are retained by the Team (e.g., excluding any fees that are shared with the Company and potentially other clients of or investment vehicles managed by the Investment Adviser), one hundred percent (100%) of the Company’s allocable portion of any such fees (which, in the case of any board of director fees, shall only include cash compensation paid to employees of the Team (but excluding consultants) for such service) will be credited against future Management Fees. “Undrawn Commitment” means, with respect to an investor, the amount of such investor’s Commitment as of any date reduced by the aggregate amount of contributions made by that investor at all previous Drawdown Dates.

Fee Step Down

Notwithstanding anything in this annual report to the contrary, for each additional $500 million of new or increased Commitments (excluding any new or increased Commitments made by the Investment Adviser and/or any of its affiliates) accepted by the Company on closings subsequent to the Initial Closing Date (each date on which a subsequent closing is held, a “Subsequent Closing Date”), the quarterly Management Fee Rate will be reduced by 0.0125% (i.e., an annual rate reduction of 0.05%). The Management Fee Rate will be subject to a quarterly floor of 0.3125% (i.e., an annual rate of 1.25%). If such new or additional $500 million Commitment is made on a day other than the first day of a calendar quarter, such reduced Management Fee Rate shall be applied on a prorated basis (based on calendar days) for such quarter.

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

For the period from May 1, 2024 (inception) to December 31, 2024, Management Fees amounted to $0.07 million. As of December 31, 2024, $0.07 million remained payable.

Duration and Termination

The Investment Management Agreement will remain in full force and effect for two years from the date of execution of the Investment Management Agreement and shall continue for periods of one year thereafter, but only so long as such continuance is specifically approved at least annually (a) by the vote of a majority of the Independent Directors in accordance with the requirements of the Investment Company Act and (b) by a vote of a majority of the Board of Directors or of a majority of our outstanding voting securities of the Company. The aforesaid requirement that continuance of the Investment Management Agreement be “specifically approved at least annually” shall be construed in a manner consistent with the Investment Company Act and the rules and regulations thereunder. The Investment Management Agreement may, on sixty (60) days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Board of Directors or by vote of a majority of our outstanding voting securities of the Company, on the one hand, or by the Investment Adviser, on the other hand. Such termination by the Investment Adviser may only be made if required or advisable to comply with applicable law or regulation; provided that, prior to any such termination by the Investment Adviser, the Investment Adviser shall provide Unitholders with sixty (60) days’ advance written notice (or such shorter notice as may be and only to the extent required or advisable to comply with applicable law and regulation). In addition, in the event that a new director of the Board of Directors is appointed, pursuant to a Special Meeting (as defined below) and in accordance with the LLC Agreement, against the recommendation of the Governance and Nominating Committee, then the Investment Adviser may terminate the Investment Management Agreement within thirteen (13) months following such appointment; provided that prior to any such termination, the Investment Adviser shall provide the Unitholders and the Board of Directors with sixty (60) days’ advance written notice. The Investment Management Agreement shall automatically terminate in the event of its assignment (as defined in the Investment Company Act).

Limited Liability of the Investment Adviser

The Investment Management Agreement provides that our Adviser will not be liable for any error of judgment or mistake of law or for any loss suffered by us in connection with the matters to which the Investment Management Agreement relates, except for a loss resulting from fraud, willful misfeasance, bad faith, gross negligence or intentional or criminal wrongdoing on the Investment Adviser’s part in the performance of its duties or from reckless disregard by the Investment Adviser of its obligations and duties under the Investment Management Agreement, or resulting from a material violation of U.S. federal or state securities laws, knowing violation of other applicable laws or material breach of the LLC Agreement or the Investment Management Agreement by the Investment Adviser. Any person, even though also employed by our Investment Adviser, who may be or become an employee of and paid by us shall be deemed, when acting within the scope of such employment by us, to be acting in such employment solely for us and not as the Investment Adviser’s employee or agent. These protections may lead the Investment Adviser to act more riskier on our behalf than for its own account. See “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our Investment Adviser will be paid the Management Fee even if the value of an investment in the Company declines.”

The Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Management Agreement, and it will not be responsible for any action of the Board of Directors in declining to follow the Investment Adviser’s advice or recommendations.

Organization of our Investment Adviser

Our Investment Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The principal executive offices of our Investment Adviser are located at 200 West Street, New York, New York 10282.

Organizational and Operating Expenses

We will bear and be responsible for all of the costs and expenses (“Company Expenses”). Our primary operating expenses will include the payment of the Management Fee to the Investment Adviser, legal and professional fees, interest and other expenses of Financings (as defined below) and other operating expenses. The Management Fee will compensate the Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all of our other costs and expenses in accordance with the LLC Agreement and Administration Agreement including those relating to: (i) operational, offering and organizational expenses, including the preparation of our governing documents, the Subscription Agreement (as defined below), the registration statement and any key information document or similar document required by law or regulation; (ii) fees and expenses, including travel expenses, reasonably incurred by the Investment Adviser or payable to third parties related to the investments, including, among others, professional fees (including, without limitation, the fees and expenses of consultants and experts) and fees and expenses relating to evaluating, monitoring, researching and performing due diligence on investments and prospective investments; (iii) interest, fees and other expenses payable on Financings, if any, incurred by us; (iv) fees and expenses incurred by us in connection with membership in investment company organizations; (v) brokers’ commissions; (vi) fees and expenses associated with calculating our NAV (including the costs and expenses of any Independent Valuation Advisor (as defined below)); (vii) legal, auditing or accounting expenses; (viii) taxes or governmental fees; (ix) the fees and expenses of the Administrator, transfer agent and/or sub-transfer agent; (x) the cost of preparing unit certificates or any other expenses, including clerical expenses of issue, redemption or repurchase of the Units; (xi) the expenses of, and fees for, registering or qualifying Units for sale and maintaining our registration; (xii) the fees and expenses of our Independent Directors; (xiii) the fees or disbursements of custodians of our assets, including expenses incurred in the performance of any obligations enumerated by the LLC Agreement or our other organizational documents insofar as they govern agreements with any such custodian; (xiv) the cost of preparing and distributing reports, proxy statements and notices to holders of our equity interests, the SEC and other regulatory authorities; (xv) insurance premiums; (xvi) costs of holding Unitholder meetings; and (xvii) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business. To the extent that expenses we incur are related to us and to one or more Co-Investing GS Direct Lending Funds, expenses will be allocated among us and such Co-Investing GS Direct Lending Funds in accordance with the Investment Adviser’s policies and procedures, which requires that expenses be allocated in a manner that the Investment Adviser reasonably determines is fair and equitable.

The Investment Adviser will reimburse us for any initial offering costs and Organizational Expenses (as defined below) borne by us in excess of $2.25 million in the aggregate (the “Organizational Expenses Cap”).

In addition, the Investment Adviser will reimburse us for any Ordinary Operating Expenses (as defined below) borne by us in excess of the Operating Expenses Cap (as defined below).

Ordinary Operating Expenses ultimately borne by us will not exceed (i) $2.0 million for the twelve-month period beginning on the Initial Drawdown Date and ending on the day before the one-year anniversary thereof (or if such day does not occur on a calendar quarter-end, the following calendar quarter-end), (ii) $3.25 million for the twelve-month period immediately following the period set forth in clause (i), (iii) $3.25 million for the twelve-month period immediately following the period set forth in clause (ii) and (iv) $5.0 million for each twelve-month period thereafter (collectively, the “Operating Expenses Cap”).

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

Our initial offering costs (other than the Organizational Expenses, as described below) will be amortized to expense over a twelve-month period on a straight-line basis, beginning on the Initial Member Contribution Date. The effect of this accounting treatment is not expected to be material to our financial statements.

“Organizational Expenses” means expenses incurred in respect of legal, tax or accounting services pertaining to the organization and formation of the Company, the drafting of the LLC Agreement, any administration, custody and transfer agent agreements and audit fees relating to the initial registration statement and auditing the initial seed capital statement of assets and liabilities.

“Ordinary Operating Expenses” mean our operating expenses, excluding (i) initial offering costs and Organizational Expenses, (ii) interest, fees and other expenses payable on Financings, (iii) taxes, (iv) the Management Fee, (v) brokers’ commissions and (vi) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of our business.

“Financings” mean the incurrence and maintenance of indebtedness for borrowed money (including through the issuance of notes and other evidence of indebtedness).

Administration Agreement

Pursuant to the Administration Agreement, our Administrator is responsible for providing various accounting and administrative services to us.

The Administration Agreement provides that the Administrator will not be liable to us for any damages or other losses arising out of the performance of its services thereunder, except under certain circumstances, and contains provisions for the indemnification of the Administrator by us against liabilities to other parties arising in connection with the performance of its services to us.

We pay the Administrator fees for its services as we determine are commercially reasonable in our sole discretion. We also reimburse the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions.

We are not obligated to retain the Administrator. The Administration Agreement is terminable by either party without penalty upon 30 days’ written notice to the other party.

The terms of any administration agreement that we may enter with any subsequent administrator may differ materially from the terms of the Administration Agreement with the Administrator in effect prior to such retention, including providing for a fee structure that results in us, directly or indirectly, bearing higher fees for similar services and other terms that are potentially less advantageous to us. Unless otherwise agreed to with a Unitholder, a Unitholder will not be entitled to receive prior notice of the engagement of an alternate administrator or of the terms of any agreement that is entered into with such administrator.

Transfer Agent

State Street Bank and Trust Company serves as our transfer agent and disbursing agent.

Custodian

Our assets, including any assets of our wholly owned subsidiaries, are held by State Street Bank and Trust Company pursuant to a Custodian Contract, dated as of April 30, 2024, in accordance with the requirements of the Investment Company Act.

Regulation

We have elected to be regulated as a BDC under the Investment Company Act. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of the outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the vote: (i) of 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy or (ii) of more than 50% of the outstanding voting securities of such company, whichever is less.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined under the Securities Act. We may purchase or otherwise receive warrants, which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances.

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any registered investment company or BDC, (2) invest more than 5% of the value of our total assets in the securities of one registered investment company or BDC, or (3) invest more than 10% of the value of our total assets in the securities of registered investment companies and BDCs in general. These limitations do not apply where we acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by other investment companies, it should be noted that such investments might subject Unitholders to additional expenses. None of the policies described above are fundamental and each such policy may be changed without Unitholder approval, subject to any limitations imposed by the Investment Company Act.

Private funds that are excluded from the definition of “investment company”, pursuant to either Section 3(c)(1) or 3(c)(7) of the Investment Company Act and certain other unregistered investment companies are also subject to certain of the limits under the Investment Company Act noted above. Specifically, unless an exemption is available, such private funds and other unregistered funds generally may not acquire directly or through a controlled entity more than 3% of our total outstanding Units (measured at the time of the acquisition). Investment companies registered under the Investment Company Act and BDCs are also subject to the restriction as well as other limitations under the Investment Company Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors would be required to hold a smaller position in the Units than if they were not subject to such restrictions.

We will generally not be able to issue and sell the Units at a price below the then-current net asset value per Unit. We may, however, sell the Units at a price below the then-current net asset value per Unit if the Board of Directors determines that such sale is in our best interests and the best interests of the Unitholders, and the Unitholders approve such sale.

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the Investment Company Act) represent at least 70% of such BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules and regulations as may be prescribed by the SEC. An eligible portfolio company is defined in the Investment Company Act as any issuer that:
a)
is organized under the laws of, and has its principal place of business in, the United States;
b)
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and
c)
satisfies any of the following:
•
does not have any class of securities listed on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding common equity of less than $250 million;
•
is controlled by a BDC or a group of companies including a BDC, and the BDC has an affiliated person who is a director of the eligible portfolio company; or
•
is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
2.
Securities of any eligible portfolio company that we control.
3.
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.
5.
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.
6.
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) under “—Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash items (such as money market funds), U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the asset diversification requirements necessary to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Cash and Short-Term Investments

Subject to the tax and regulatory restrictions described in this annual report, the Investment Adviser may cause us to hold cash or invest our cash balances in Short-Term Investments, pending allocation of such capital to one or more investments in portfolio companies, in order to meet operational needs or expenses, or otherwise in the discretion of the Investment Adviser. These investments may include money market instruments and shares of money market mutual funds. We shall not invest unemployed funds in any Short-Term investments managed by the Investment Adviser or any of its Affiliates which directly or indirectly charge a management fee or performance fee (or similar fee) to us; provided, however, that, subject to the terms of the Investment Management Agreement, we may invest unemployed funds in Short-Term Investments (including investments managed by Goldman Sachs, e.g., Goldman Sachs-managed money market funds) which charge customary fees (including a reasonable interest spread) or other reasonable expenses. Fees accruing to Goldman Sachs in respect of such investment will offset the Management Fee.

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of equity securities senior to the Units if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance. Both the Initial Member and our Board of Directors approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act. As a result, we are currently subject to an asset coverage ratio of 150%, which represents an approximately 2:1 debt-to-equity ratio. This means that, generally, we can borrow up to $2 for every $1 of investor equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to Unitholders or the repurchase of the Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of its total assets for temporary purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise it is presumed to not be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

Code of Ethics

We have adopted a Code of Ethics (“Code of Ethics”) pursuant to Rule 17j-1 under the Investment Company Act and we have also approved the Investment Adviser’s Code of Ethics that it adopted in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These Codes of Ethics will establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

Proxy Voting Policies and Procedures

We have delegated the voting of portfolio securities to our Investment Adviser. For Accounts for which our Investment Adviser has voting discretion, it has adopted policies and procedures (the “Proxy Voting Policy”) for the voting of proxies. Under the Proxy Voting Policy, our Investment Adviser’s guiding principles in performing proxy voting are to make decisions that favor proposals that tend to maximize a company’s shareholder value and are not influenced by conflicts of interest. To implement these guiding principles for investments in publicly traded equities, our Investment Adviser has developed customized proxy voting guidelines (the “Guidelines”) that it generally applies when voting on behalf of Accounts. These Guidelines address a wide variety of individual topics, including, among other matters, shareholder voting rights, anti-takeover defenses, board structures, the election of directors, executive and director compensation, reorganizations, mergers, issues of corporate social responsibility and various shareholder proposals.

The Proxy Voting Policy, including the Guidelines, is reviewed periodically to assure that it continues to be consistent with our Investment Adviser’s guiding principles. The Guidelines embody the positions and factors our Investment Adviser generally considers important in casting proxy votes.

Our Investment Adviser has retained a third-party proxy voting service (the “Proxy Service”), currently Institutional Shareholder Services, to assist in the implementation and administration of certain proxy voting-related functions including, operational, recordkeeping, and reporting services. The Proxy Service also prepares a written analysis and recommendation (a “Recommendation”) of each proxy vote that reflects the Proxy Service’s application of the Guidelines to particular proxy issues. While it is our Investment Adviser’s policy generally to follow the Guidelines and Recommendations from the Proxy Service, our Investment Adviser’s portfolio management teams (“Portfolio Management Teams”) may, on certain proxy votes, seek approval to diverge from the Guidelines or a Recommendation by following an “override” process.

Such decisions are subject to a review and approval process, including a determination that the decision is not influenced by any conflict of interest. A Portfolio Management Team that receives approval through the override process to cast a proxy vote that diverges from the Guidelines and/or a Recommendation may vote differently than other Portfolio Management Teams that did not seek to override the vote. In forming their views on particular matters, the Portfolio Management Teams are also permitted to consider applicable regional rules and practices, including codes of conduct and other guides, regarding proxy voting, in addition to the Guidelines and Recommendations. Our Investment Adviser may hire other service providers to replace or supplement the Proxy Service with respect to any of the services our Investment Adviser currently receives from the Proxy Service.

From time to time, our Investment Adviser may face regulatory, compliance, legal or logistical limits with respect to voting securities that it may purchase or hold for Accounts which can affect our Investment Adviser’s ability to vote such proxies, as well as the desirability of voting such proxies. Among other limits, federal, state and foreign regulatory restrictions or company specific ownership limits, as well as legal matters related to consolidated groups, may restrict the total percentage of an issuer’s voting securities that our Investment Adviser can hold for clients and the nature of our Investment Adviser’s voting in such securities. Our Investment Adviser’s ability to vote proxies may also be affected by, among other things: (i) late receipt of meeting notices; (ii) requirements to vote proxies in person; (iii) restrictions on a foreigner’s ability to exercise votes; (iv) potential difficulties in translating the proxy; (v) requirements to provide local agents with unrestricted powers of attorney to facilitate voting instructions; and (vi) requirements that investors who exercise their voting rights surrender the right to dispose of their holdings for some specified period in proximity to the shareholder meeting.

Our Investment Adviser conducts periodic due diligence meetings with the Proxy Service which include a review of the Proxy Service’s general organizational structure, new developments with respect to research and technology, work flow improvements and internal due diligence with respect to conflicts of interest.

Our Investment Adviser has adopted policies and procedures designed to prevent conflicts of interest from influencing the proxy voting decisions that our Investment Adviser makes on behalf of a client Account and to help assure that such decisions are made in accordance with our Investment Adviser’s fiduciary obligations to its clients. These policies and procedures include our Investment Adviser’s use of the Guidelines and Recommendations from the Proxy Service, the override approval process previously discussed. Notwithstanding such proxy voting policies and procedures, actual proxy voting decisions of our Investment Adviser may have the effect of benefitting the interest of other clients or businesses of other divisions or units of Goldman Sachs and/or its affiliates, provided that our Investment Adviser believes such voting decisions to be in accordance with its fiduciary obligations. See “Item 13(a). Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons.”

Voting decisions with respect to fixed income securities and the securities of privately held issuers generally will be made by our Investment Adviser based on its assessment of the particular transactions or other matters at issue.

Information regarding how we vote proxies related to portfolio securities is available upon request by writing to West Bay BDC LLC, Attention: Itai Baron, Investor Relations, 200 West Street, New York, New York 10282.

Privacy Principles

The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

We may collect nonpublic personal information regarding investors from sources such as Subscription Agreements, investor questionnaires and other forms; individual investors’ Account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with our affiliates and the employees of such affiliates for everyday business purposes, for example, to service the investor’s Accounts and, unless an investor opts out, provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by the investors in investor subscription agreements or our organizational documents; (ii) as required by applicable law or in connection with a properly authorized legal or regulatory investigation, subpoena or summons, or to respond to judicial process or government regulatory authorities having property jurisdiction; (iii) as required to fulfill investor instructions; or (iv) as otherwise permitted by applicable law to perform support services for investor Accounts or process investor transactions with us or our affiliates.

Any party not affiliated with us that receives nonpublic personal information relating to investors from us is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for our officers, employees and agents and our affiliates, access to such information is restricted to those who need such access to provide services to us and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information. For a discussion of the risks associated with cyber incidents, see “Item 1A. Risk Factors—Risks Relating to Our Operations—Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.”

Other

As a BDC, the SEC will periodically examine us for compliance with the Investment Company Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company, in order to protect against larceny and embezzlement, covering each of our officers and employees, who may singly, or jointly with others, have access to our securities or funds. Furthermore, as a BDC, we are prohibited from protecting any director, officer, investment adviser or underwriter against any liability to us or the Unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our Investment Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures.

Compliance with the Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•
our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
our periodic reports must disclose the conclusions of our principal executive and principal financial officers about the effectiveness of our disclosure controls and procedures;
•
our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•
our periodic reports must disclose whether there were any changes in our internal controls over financing reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Compliance with the JOBS Act

We are and expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, as it may be amended from time to time (the “JOBS Act”), until the earliest of:

•
the last day of the fiscal year in which our total annual gross revenues are $1.235 billion or more;

•
the date on which we have issued more than $1 billion in non-convertible debt in the previous three years;
•
the last day of a fiscal year in which we have (1) an aggregate worldwide market value of Units held by non-affiliates of $700 million or more (measured at the end of each fiscal year) as of the last business day of our most recently completed second fiscal quarter and (2) been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act); or
•
the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities under an effective Securities Act registration statement.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.”

In addition, Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provides that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. However, pursuant to Section 107 of the JOBS Act, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Compliance with the Bank Holding Company Act

GS Group Inc. is a BHC under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is therefore subject to supervision and regulation by the Federal Reserve. In addition, GS Group Inc. is a FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, these restrictions could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between the Investment Adviser, GS Group Inc. and their affiliates, on the one hand, and us on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and to us may, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of the investments and restrict our and the Investment Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including the Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, GS Group Inc. may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments. Additionally, Goldman Sachs may in the future, in its sole discretion and without notice to investors, engage in activities that have an impact on us and/or the Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Goldman Sachs, us, or other accounts managed by the Investment Adviser and its affiliates. In addition, GS Group Inc. may cease in the future to qualify as a FHC, which may subject us to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to GS Group Inc. and to us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us. See “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.”

ITEM 1A. RISK FACTORS

Investing in our securities involves certain risks relating to our structure and investment objective. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in our securities. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the NAV of our securities could decline, and you may lose all or part of your investment.

Summary Risk Factors

Investing in our securities involves a high degree of risk. The following is a summary of certain of the principal risks that should be carefully considered before investing in our securities:

•
The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.
•
Political, social and economic uncertainties may create and exacerbate risks.
•
Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a registered closed-end investment company, which would subject us to additional regulatory restrictions.
•
We will be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes) on all of our income if we are unable to qualify or maintain our qualification for tax treatment as a RIC, which would have a material adverse effect on our financial performance.
•
Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.
•
Our ability to enter into transactions with our affiliates is restricted.
•
Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.
•
Commodity Futures Trading Commission (“CFTC”) rules may have a negative impact on us and our Investment Adviser. Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
•
Certain investors are limited in their ability to make significant investments in us.
•
We depend upon management personnel of our Investment Adviser for our future success.
•
We operate in a highly competitive market for investment opportunities.
•
We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.
•
We are a new company and have a limited operating history.
•
Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.
•
Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.
•
Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.
•
Our ability to grow depends on our access to adequate capital.
•
We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.
•
Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.
•
We may experience fluctuations in our quarterly results.
•
Our investments are very risky and highly speculative.
•
We have exposure to credit risk and other risks related to credit investments.

•
Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•
We are exposed to risks associated with changes in interest rates.
•
Many of our portfolio securities do not have a readily available market price, and we value these securities at fair value as determined in good faith in accordance with the Investment Company Act, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.
•
The lack of liquidity in our investments may adversely affect our business.
•
Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.
•
We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•
Our failure or inability to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.
•
By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
•
Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.
•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•
Our portfolio companies may be highly leveraged.
•
We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.
•
The Units are limited in their transferability; we may repurchase or force a sale of a Unitholder’s Units.
•
Investing in Units involves an above-average degree of risk.
•
We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
•
Investors may face various tax risks and consequences as a result of their investment in us.
•
To the extent original issue discount (“OID”) and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Risks Relating to Market Developments and General Business Environment

The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, over the past few years, the U.S. capital markets experienced disruption as evidenced by volatility in global stock markets as a result of, among other things: social and political tensions in the United States and around the world; wars and other forms of conflict (including, for example, the ongoing war between Russia and Ukraine and conflict in the Middle East); natural disasters such as fires, floods, earthquakes, tornadoes and hurricanes; global health epidemics, pandemics and emergencies; terrorism; social unrest; fluctuations in interest rates; strikes, work stoppages, labor shortages and labor disputes; supply chain disruptions and accidents; and the fluctuating price of commodities, such as oil. Despite remedial actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole, and may continue into the future. These and any other unfavorable economic conditions could increase our funding costs and/or limit our access to the capital markets.

Significant changes or volatility in the capital markets may negatively affect the valuations of our investments and cause our net asset value to decline. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of market disruptions and measures taken in response thereto. Any public health emergency, including an outbreak of existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Disruptions in economic activity have limited and could continue to limit our investment originations, limit our ability to grow, increase our funding costs and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, disruptions in economic activity have had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. In addition, market conditions, including inflation, have adversely impacted, and could in the future have further negative impacts on the operations of certain of our portfolio companies. If the financial results of middle-market companies, like those in which we invest, experience deterioration, it could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Further deterioration in market conditions may further depress the outlook for those companies. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Political, social and economic uncertainties may create and exacerbate risks.

Political, social, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East and China (such as natural disasters, epidemics and pandemics, terrorism, military conflicts and social unrest) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

The uncertainties caused by these conditions and events could result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants; limitations on the activities of investors in the financial markets; and substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets.

Other adverse developments may occur or reoccur, including: (i) the decline in value and performance of us and our portfolio companies; (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments; (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all; (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the Investment Company Act; (v) our ability to maintain our distributions at their current level or to pay them at all; or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. The U.S. economy, as well as most other major economies, may experience economic recession, and we anticipate our businesses could be materially and adversely affected by a prolonged recession in the United States and other major global markets. See “—The capital markets may experience periods of disruption and instability. Such market conditions may have materially and adversely affected debt and equity capital markets, which may have a negative impact on our business and operations.”

Disruptions in the capital markets, including disruptions resulting from inflation, the uncertain interest rate environment, Russia’s military invasion of Ukraine and conflict in the Middle East, have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities, including those related to trade policies, treaties or tariffs, could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the new presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

If key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase, or may not decrease at the pace expected by the market, and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms and may also increase the costs of our borrowers, hampering their ability to repay us.

Legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. These or other regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a material adverse effect on our business, financial condition and results of operations.

These events present material uncertainty and risk with respect to markets globally, which pose potential adverse risks to us and the performance of our investments and operations. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Legal and Regulatory Matters

Our operation as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a registered closed-end investment company, which would subject us to additional regulatory restrictions.

The Investment Company Act imposes numerous constraints on the operations of BDCs. For example, BDCs generally are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

We may be precluded from investing in what our Investment Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the Investment Company Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act. This would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.

We will be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes) on all of our income if we are unable to qualify and maintain our qualification for tax treatment as a RIC, which would have a material adverse effect on our financial performance.

Although we intend to elect to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, we cannot assure Unitholders that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to Unitholders, we must meet the annual distribution, source-of-income and quarterly-asset diversification requirements described below.

•

The annual distribution requirement for a RIC will generally be satisfied if we distribute to Unitholders on an annual basis at least 90% of our investment company taxable income (generally, our net ordinary income plus the excess of our realized net short-term capital gains over realized net long-term capital losses, determined without regard to the dividends paid deduction) for each taxable year (the “Annual Distribution Requirement”). Because we expect to use debt financing, we expect to be subject to an asset coverage ratio requirement under the Investment Company Act, and we expect to be subject to certain covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these covenants could, under certain circumstances, restrict us from making distributions to Unitholders that are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to Unitholders, we could fail to maintain for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

•

The source-of-income requirement will be satisfied if at least 90% of our gross income for each year is derived from dividends, interest, gains from the sale of stock or securities or foreign currencies, payments with respect to loans of certain securities, net income derived from an interest in a “qualified publicly traded partnership” or other income derived with respect to our business of investing in such stock or securities or foreign currencies.

•

The asset diversification requirement will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other acceptable securities, and no more than 25% of the value of our assets is invested in i) the securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) the securities (other than the securities of other RICs) of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) the securities of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify or maintain our qualification for tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to Unitholders, which would have a material adverse effect on our financial performance.

Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

Regulations governing our operation as a BDC affect our ability to raise additional capital, and the ways in which we can do so. Raising additional capital may expose us to risks, including the typical risks associated with leverage, and may result in dilution to our current Unitholders. The Investment Company Act limits our ability to borrow amounts or issue debt securities or preferred units, which we refer to collectively as “senior securities,” to amounts such that our asset coverage ratio, as defined under the Investment Company Act, equals at least 150% immediately after such borrowing or issuance if certain requirements are met, rather than 200%, as previously required and as described below. Consequently, if the value of our assets declines, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when this may be disadvantageous to us and, as a result, our Unitholders. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs to 150%, subject to certain approval and disclosure requirements. The Initial Member and our Board of Directors each approved a proposal that permits us to have an asset coverage ratio of 150%. As a result, we are currently subject to an asset coverage ratio of 150% which represents an approximately 2:1 debt-to-equity ratio. This means that, generally, we can borrow up to $2 for every $1 of investor equity.

We are generally not able to issue and sell Units at a price per share below the NAV per Unit. We may, however, sell Units, or warrants, options or rights to acquire Units, at a price below the then-current NAV per Unit (i) with the consent of a majority of Unitholders (and a majority of Unitholders who are not affiliates of ours) and (ii) if, among other things, a majority of our Independent Directors and a majority of our directors who have no financial interest in the transaction determine that a sale is in the best interests of us and the Unitholders.

We incur significant costs as a result of being subject to the reporting requirements under the Exchange Act.

We incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. See “Item 1. Business—Compliance with the Sarbanes-Oxley Act.” We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have incurred, and expect to continue to incur, significant annual expenses related to these steps and directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to our Administrator to compensate it for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses associated with being subject to these reporting requirements.

The systems and resources necessary to comply with public company reporting requirements will increase further once we cease to be an “emerging growth company” under the JOBS Act. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”).

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and noncompliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us.

While we will not be required to comply with certain requirements of the Sarbanes-Oxley Act until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or cease to be classified as an emerging growth company, under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404 starting with our first full fiscal year after we become subject to the reporting requirements of the Exchange Act. Thereafter, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Accordingly, our internal control over financial reporting does not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date on which we are a “large accelerated filer” or an “accelerated filer”, or the date we are no longer classified as an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public reporting company under the Exchange Act, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal control may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations, or any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes and uncertainty regarding any such changes. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. In addition, there is significant uncertainty regarding certain legislation and the regulations that have been adopted (and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.

Legislative and regulatory proposals directed at the financial services industry that are proposed, pending or might be proposed in the future in the U.S. Congress may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been regulatory attention on the extension of credit outside of the traditional banking sector, including the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it would take, increased regulation of non-bank credit extension would negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

We may be materially affected by market, economic and political conditions globally and in the jurisdictions and sectors in which we invest or operate, including economic outlook, factors affecting interest rates, the availability of credit, currency exchange rates and trade barriers. Recent populist and anti-globalization movements, particularly in the United States, may result in material changes in economic trade and immigration policies, all of which could lead to significant disruption of global markets and could have adverse consequences for our investments.

We cannot predict how new tax legislation will affect us, our investments, or our Unitholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The likelihood of any new legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our Unitholders of such qualification and could have other adverse consequences. Unitholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Units.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the Investment Company Act. If this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from, or selling any asset (other than Units) to, such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

In certain circumstances, we and other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

Our activities may be limited as a result of potentially being deemed to be controlled by GS Group Inc., a bank holding company.

GS Group Inc. is a BHC under the BHCA and therefore subject to supervision and regulation by the Federal Reserve. In addition, GS Group Inc. is a FHC under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because GS Group Inc. may be deemed to “control” us within the meaning of the BHCA, these restrictions could apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including the Federal Reserve, may restrict our investments, transactions and operations and may restrict the transactions and relationships between our Investment Adviser, GS Group Inc. and their respective affiliates, on the one hand, and us, on the other hand. For example, the BHCA regulations applicable to GS Group Inc. and to us may restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments and restrict our and our Investment Adviser’s ability to participate in the management and operations of the companies in which we invest.

In addition, certain BHCA regulations may require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by GS Group Inc. and its affiliates (including our Investment Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, GS Group Inc. may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments.

These restrictions may materially adversely affect us by affecting our Investment Adviser’s ability to pursue certain strategies within our investment program or trade in certain securities. In addition, GS Group Inc. may cease in the future to qualify as an FHC, which may subject us to additional restrictions. Moreover, we can offer no assurance that the bank regulatory requirements applicable to GS Group Inc. and us, or the interpretation thereof, will not change, or that any such change will not have a material adverse effect on us.

GS Group Inc. may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or our Investment Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulations or other restrictions on, GS Group Inc., us or other accounts managed by our Investment Adviser and its affiliates. GS Group Inc. may seek to accomplish this result by causing Goldman Sachs Asset Management to resign as our Investment Adviser, voting for changes to our Board of Directors, causing Goldman Sachs personnel to resign from our Board of Directors, reducing the amount of GS Group Inc.'s investment in us (if any), revoking our right to use the Goldman Sachs name or any combination of the foregoing, or by such other means as it determines in its sole discretion. Any replacement investment adviser appointed by us may be unaffiliated with Goldman Sachs.

CFTC rules may have a negative impact on us and our Investment Adviser.

The CFTC and the SEC have issued final rules establishing that most swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act, as amended, and related CFTC regulations. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Rule 18f-4 under the Investment Company Act includes limitations on the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

Certain investors are limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act and certain other unregistered investment companies are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting equity other than in accordance with the Investment Company Act (measured at the time of the acquisition, including through conversion of convertible securities). Investment companies registered under the Investment Company Act and BDCs are also subject to this restriction as well as other regulatory limitations that restrict the amount that they are able to invest in our securities. As a result, certain investors may be precluded from acquiring additional Units at a time that they might desire to do so.

We are subject to risks related to being an “emerging growth company.”

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; (3) the date on which we are deemed to be a “large accelerated filer” as defined under the Exchange Act; or (4) the last day of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective Securities Act registration statement. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public reporting companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Units less attractive because we will rely on some or all of these exemptions. If some investors find our Units less attractive as a result, there may be a less active trading market for our Units and our Unit price may be more volatile.

Risks Relating to Competition

We depend upon management personnel of our Investment Adviser for our future success.

We do not have any employees. We depend on the experience, diligence, skill and network of business contacts of the Goldman Sachs Asset Management Private Credit Team, together with other investment professionals that our Investment Adviser currently retains or may subsequently retain, to identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of our Investment Adviser’s senior investment professionals. The departure of any of our Investment Adviser’s key personnel, including members of the Private Credit Investment Committee, or of a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure investors that our Investment Adviser will remain our investment adviser or that we will continue to have access to our Investment Adviser or its investment professionals. See “—Risks Relating to Our Business and Structure—Subject to the terms of the Investment Management Agreement, our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.” We do not currently intend to provide key person life insurance for any of our key personnel.

We operate in a highly competitive market for investment opportunities.

A number of entities, including the Accounts and other entities, compete with us to make the types of investments that we make. We compete with other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds, and/or access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code will impose on us as a RIC. Additionally, an investment opportunity may be appropriate for one or more of us and other Accounts or any other entities managed by our Investment Adviser, and co-investment may not be possible. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We do not seek to compete primarily based on the interest rates we offer, and the Investment Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we believe our competitive strengths include: (i) the positioning of the Goldman Sachs Asset Management Private Credit Team within Goldman Sachs, given its associated relationship, sourcing and expertise advantages; (ii) the Goldman Sachs Asset Management Private Credit Team’s experience and breadth as an investor; (iii) the Goldman Sachs Asset Management Private Credit Team’s experienced team and history of investment performance; (iv) the Goldman Sachs Asset Management Private Credit Team’s depth, breadth and duration of relationships with financial sponsors, companies, borrowers and other industry participants; and (v) the alignment of interest between the Company and the Goldman Sachs private credit platform through side-by-side investments alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. For a further discussion of our competitive strengths, see “Item 1. Business—Competitive Advantages.”

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments. We cannot assure Unitholders that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Operations

We may fail to limit participation in the Company by investors that are subject to the Employee Retirement Income Security Act of 1974 (“ERISA”).

We do not intend to permit Benefit Plan Investors to hold twenty-five percent (25%) (or such other percentage as may be specified in regulations promulgated by the United States Department of Labor) or more of the value of any class of our equity interests, unless a registration or public offering of Units would be sufficient to cause the Units to constitute a “publicly-offered security” for purposes of ERISA. Accordingly, we expect that our assets will not be treated as “plan assets” subject to Title I of ERISA or Section 4975 of the Code, as amended, though there is no assurance that this will be the case. Were our assets to be treated as “plan assets” (that is, if 25% or more of the value of any class of equity interests is held by Benefit Plan Investors and the Units do not constitute a “publicly-offered security” for purposes of ERISA), we could, among other things, be subject to certain restrictions on our ability to carry out our activities as described herein, including, without limitation, that we may be prohibited from trading with and through Goldman Sachs and its affiliates in respect of investments made for us and may be restricted from acquiring or disposing of our investments at optimal times or, in some cases, at all. Moreover, in such a case, we may require Benefit Plan Investors or other employee benefit plans not subject to Title I of ERISA or Section 4975 of the Code to reduce or terminate their interests in us in whole or in part notwithstanding that other investors may not be permitted to redeem or transfer their interests in us at such time.

We are dependent on information systems, and systems failures or cybersecurity incidents, as well as operating failures, could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our Investment Adviser’s and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of the Investment Management Agreement or an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;

•
events arising from local or larger scale political or social matters, including terrorist acts and acts of war;
•
outages due to issues experienced by specific service providers; and/or
•
cyber incidents.

In addition to our dependence on information systems, poor operating performance by our service providers could adversely impact us.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the value of the Units and our ability to pay distributions to Unitholders.

Cybersecurity risks and cyber incidents may adversely affect our business or the business of our portfolio companies by causing a disruption to our operations or the operations of our portfolio companies, a compromise or corruption of our confidential information or the confidential information of our portfolio companies and/or damage to our business relationships or the business relationships of our portfolio companies, all of which could negatively impact the business, financial condition and operating results of us or our portfolio companies.

Cybersecurity risks and cyber incidents have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency and sophistication in the future. A cyber incident can be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or our portfolio companies’ information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption, including through the introduction of computer viruses, malware or through “phishing” attempts or other forms of social engineering. Attacks can also involve ransomware, data exfiltration and publication or other forms of extortion. Cyber incidents originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other parties. The occurrence of a cyber incident against us, any of our portfolio companies, or against a third-party (including a service provider) that has access to our data or networks, a natural catastrophe, a disaster, an industrial accident, failure of our disaster recovery systems, consequential employee or service provider error, or outage or disruption of our or our third-party networks or software that we rely on, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We and our portfolio companies depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems, networks, and data, like those of other companies, could be subject to cyber incidents and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third-party service providers with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incidents that adversely affects the confidentiality, integrity, availability and security of our data, resulting in increased costs and other consequences as described above.

Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the availability and security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard or update their systems and prevent cyber incidents or other outages could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us, our portfolio companies, or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.

Goldman Sachs and its third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our business strategy, financial results, operations or confidential information will not be negatively impacted by such an incident.

In addition, cybersecurity has become a top priority for lawmakers and regulators around the world, and some jurisdictions have proposed or enacted laws requiring companies to notify regulators, individuals and the general investing public of data security breaches involving certain types of personal data, including the SEC, which, on July 26, 2023, adopted amendments requiring the public disclosure of certain cybersecurity breaches. On May 16, 2024, the SEC also adopted amendments to Regulation S-P, which, among other things, requires investment companies (including business development companies) to develop, implement and maintain written incident response plans and timely notify individuals about certain cybersecurity incidents. The amendments come into effect in December 2025. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or our Investment Adviser or certain of its affiliates, fail to comply with the relevant and increasing laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

Risks Relating to Our Business and Structure

We are a new company and have a limited operating history.

We are a new company and have a limited operating history. As a result, we have minimal financial information on which investors can evaluate an investment in us or our prior performance. Investors must rely on us to implement our investment policies, to evaluate all of our investment opportunities and to structure the terms of our investments rather than evaluating our investments in advance of purchasing Units. Because investors are not able to thoroughly evaluate our investments in advance of purchasing Units, investment in the Units may entail more risk than other types of investments. This additional risk may hinder the ability of our investors to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives. Additionally, the results of any other Accounts that have or have had an investment program that is similar to, or different from, our investment program are not indicative of the results that we may achieve. We expect to have a different investment portfolio from other Accounts. Accordingly, our results may differ from, and are independent of, the results obtained by such other Accounts. Moreover, past performance is no assurance of future returns.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of an investor’s investment in us could decline substantially or that an investor’s investment in us could become worthless. We anticipate, based on the amount of proceeds raised on the Initial Drawdown Date or subsequent Drawdown Dates, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the amount of time necessary to identify, evaluate, structure, negotiate and close suitable investments. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this startup period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a Management Fee to the Investment Adviser throughout the startup period, irrespective of our performance. If the Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.

Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest.

Our Investment Adviser, its principals, affiliates, investment professionals and employees, the members of its Private Credit Investment Committee and our officers and directors serve and may serve in the future as investment advisers, officers, directors, principals of, or in other capacities with respect to, public or private entities (including other BDCs and other investment funds) that operate in the same or a related line of business as us. Certain of these individuals could have obligations to investors in other Accounts, the fulfillment of which is not in our best interests or the best interests of Unitholders, and we expect that investment opportunities will satisfy the investment criteria for both us and such other Accounts. In addition, GSAM and its affiliates also manage other Accounts, and expect to manage other vehicles or Accounts in the future, that have investment mandates that are similar, in whole or in part, to ours and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Investment Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. The fact that our investment advisory fees may be lower than those of certain other funds advised by GSAM could result in this conflict of interest affecting us adversely relative to such other funds.

Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts.

As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. In such circumstances, the Investment Adviser will adhere to its investment allocation policy in order to determine the Accounts to which to allocate investment opportunities. If we are unable to rely on the Relief for a particular opportunity, when our Investment Adviser identifies certain investments, it will be required to determine which Accounts should make the investment at the potential exclusion of other Accounts. Accordingly, it is possible that we may not be given the opportunity to participate in investments made by other Accounts. See “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

Goldman Sachs’ financial and other interests may incentivize our Investment Adviser to favor other Accounts.

The Investment Adviser may simultaneously manage other Accounts for which the Investment Adviser may be entitled to receive greater fees or other compensation (as a percentage of performance or otherwise) than it receives in respect of us. In addition, subject to applicable law, Goldman Sachs may invest in other Accounts, and such investments may constitute all or substantial percentages of such other Accounts’ outstanding equity interests. Therefore, the Investment Adviser may have an incentive to favor such other Accounts over us. To address these types of conflicts, the Investment Adviser has adopted policies and procedures under which investment opportunities will be allocated in a manner that it believes is consistent with its obligations as an investment adviser. However, the amount, timing, structuring or terms of an investment by us may differ from, and performance may be different from, the investments and performance of other Accounts.

Our financial condition and results of operations depend on our Investment Adviser’s ability to manage our future growth effectively.

Our ability to achieve our investment objective depends on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our Investment Adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of the Private Credit Investment Committee have substantial responsibilities in connection with their roles at our Investment Adviser, with the Accounts, as well as responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, our Investment Adviser may need to hire, train, supervise, manage and retain new employees. However, we cannot assure Unitholders that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our access to adequate capital.

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we intend to elect to be treated, and we expect to qualify annually for, tax treatment as a RIC, commencing with our taxable year ended December 31, 2024. To qualify, and to maintain our qualification for tax treatment as a RIC, among other requirements, we are required to timely distribute to Unitholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. We expect to use debt financing to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of Unitholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to Unitholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings due to the rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition to having claims on our assets that are superior to the claims of Unitholders, any obligations to the lenders may be secured by a first-priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our Unitholders. Furthermore, our credit facility with Standard Chartered Bank Ltd. (the “SCB Revolving Credit Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters. In connection with any future borrowings, our lenders may also require us to pledge assets. In addition, we may be unable to obtain our desired leverage, which would, in turn, affect an investor’s return on investment.

The following table illustrates the effect of leverage on returns from an investment in our Units assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Unitholders(1)	(22.17)%	(13.51)%	(4.85)%	3.81%	12.47%

(1) Assumes (i) $107.94 million in total assets as of December 31, 2024, (ii) $45.00 million in outstanding indebtedness as of December 31, 2024, (iii) $62.31 million in net assets as of December 31, 2024 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2024, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.72%.

We currently do not intend to enter into any collateral and asset reuse arrangements, but may decide to enter into such an arrangement in the future.

Our Investment Adviser will be paid the Management Fee even if the value of an investment in the Company declines.

The Management Fee is payable even in the event the value of a Unitholder’s investment declines. Our Investment Adviser receives substantial fees from us in return for its services, and these fees could influence the advice provided to us. The Management Fee is calculated as a percentage of the average of the Company’s net asset value at the end of the then-current calendar quarter and the prior calendar quarter. Accordingly, the Management Fee is payable regardless of whether the value of our net assets and/or an investment in the Company has decreased during the then-current quarter and creates an incentive for the Investment Adviser to incur leverage.

Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.

There are significant potential conflicts of interest that could negatively impact our investment returns. A number of these potential conflicts of interest with affiliates of our Investment Adviser and GS Group Inc. are discussed in more detail elsewhere in this report.

GS Group Inc. is a publicly held FHC and a leading global financial institution that provides investment banking, securities and investment management services to a diversified client base, including companies and high-net-worth individuals, among others. As such, it acts as an investor, investment banker, research provider, investment manager, financier, adviser, market maker, trader, prime broker, derivatives dealer, lender, counterparty, agent and principal. In those and other capacities, Goldman Sachs and its affiliates advise clients in all markets and transactions and purchase, sell, hold and recommend a broad array of investments, including securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of their customers, and have other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loans and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, (1) we may not be able to conduct transactions relating to investments in portfolio companies because our Investment Adviser is not permitted to obtain or use material nonpublic information in effecting purchases and sales in public securities transactions for us, or (2) Goldman Sachs, the clients it advises, and its personnel may engage (or consider engaging) in commercial arrangements or transactions with us (subject to any limitations under the law), and/or may compete for commercial arrangements or transactions in the same types of companies, assets, securities or other assets or instruments as us. Transactions by, advice to and activities of such accounts (including potentially Goldman Sachs acting on a proprietary basis), may involve the same or related companies, securities or other assets or instruments as those in which we invest and may negatively affect us (including our ability to engage in a transaction or other activities) or the prices or terms at which our transactions or other activities may be effected. For example, Goldman Sachs may be engaged to provide advice to an account that is considering entering into a transaction with us, and Goldman Sachs may advise the account not to pursue the transaction with us, or otherwise in connection with a potential transaction provide advice to the account that would be adverse to us. See “—Our Investment Adviser, its principals, investment professionals and employees and the members of its Private Credit Investment Committee may have certain conflicts of interest” and “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

In addition, subject to applicable law, GS & Co. may, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, receive compensation from us or from the borrowers if we make any investments based on opportunities that such employees or personnel of GS & Co. have referred to us. Such compensation might incentivize GS & Co. or its employees or personnel to refer opportunities or to recommend investments that might otherwise be unsuitable for us. Further, any such compensation paid by us, or paid by the borrower (to which we would otherwise have been entitled) in connection with such investments, may negatively impact our returns.

Furthermore, Goldman Sachs is currently, and in the future expects to be, raising capital for new public and private investment vehicles that have, or when formed will have, the primary purpose of directly originating senior secured corporate credit. These investment vehicles, as well as existing investment vehicles (including other Accounts), will compete with us for investments. Although our Investment Adviser and its affiliates will endeavor to allocate investment opportunities among its clients, including us, in a fair and equitable manner and consistent with applicable allocation procedures, it is expected that, in the future, we may not be given the opportunity to participate in investments made by other Accounts or that we may participate in such investments to a lesser extent due to participation by such other Accounts.

In addition, Goldman Sachs or another investment account or vehicle managed or controlled by Goldman Sachs or another client of the Investment Adviser may hold securities, loans or other instruments of a portfolio company in a different class or a different part of the capital structure than securities, loans or other instruments of such portfolio company held by us. As a result, Goldman Sachs or such other investment account or vehicle or such other client of the Investment Adviser may pursue or enforce rights or activities, or refrain from pursuing or enforcing rights or activities, on behalf of its own account, that could have an adverse effect on us. In addition, to the extent Goldman Sachs has invested in a portfolio company for its own account, Goldman Sachs may limit the transactions engaged in by us with respect to such portfolio company or issuer for reputational, legal, regulatory or other reasons.

Unitholders should note the matters discussed in “—Risks Relating to Legal and Regulatory Matters—Our ability to enter into transactions with our affiliates is restricted.”

Subject to the terms of the Investment Management Agreement, our Investment Adviser can resign on 60 days’ notice. We may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, subject to the terms of the Investment Management Agreement, to resign at any time upon 60 days’ written notice, regardless of whether we have found a replacement. If our Investment Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected, and the value of our Units may decline.

Our Investment Adviser’s responsibilities and its liability to us are limited under the Investment Management Agreement, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our Investment Adviser will not be liable for any error of judgment or mistake of law or for any loss we suffer in connection with the matters to which the Investment Management Agreement relates, except a loss resulting from fraud, willful misfeasance, bad faith, gross negligence or intentional or criminal wrongdoing on our Investment Adviser’s part in the performance of its duties, or from reckless disregard by our Investment Adviser of its obligations and duties under the Investment Management Agreement, or resulting from a material violation of U.S. federal or state securities laws, knowing violation of other applicable laws or material breach of the LLC Agreement or the Investment Management Agreement by our Investment Adviser. Any person, even though also employed by our Investment Adviser, who may be or becomes an employee of and paid by us shall be deemed, when acting within the scope of his or her employment by us, to be acting in such employment solely for us and not as our Investment Adviser’s employee or agent. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “—Our Investment Adviser will be paid the Management Fee even if the value of an investment in the Company declines.”

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt investments we make, default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods or the full fiscal year.

Beneficial owners of our equity securities may be subject to certain regulatory requirements based on their ownership percentages.

A beneficial owner, either directly or indirectly, of more than 25% of our voting securities is presumed to control us under the Investment Company Act. Control of us will also arise under the Investment Company Act if a person has the power to exercise a controlling influence over our management or policies, unless that power is solely the result of an official position with us. In the event an investor is or becomes a person that controls us, such investor and certain of its affiliated persons will be subject to, among other things, prohibitions or restrictions on engaging in certain transactions with us and certain of our affiliated persons. A beneficial owner of a large number of our equity securities may also become subject to public reporting obligations when we become a public reporting company under the Exchange Act.

Investors may fail to pay their Undrawn Commitments.

The obligation of Unitholders to fund Undrawn Commitments is without defense, counterclaim or offset of any kind. However, to the extent that a Unitholder fails to pay any amount of its Commitment when called or at all, there could be a material adverse effect on our business, financial condition and results of operations.

As a result, we may make fewer investments and be less diversified than if such Unitholder had paid its contribution. Additionally, we may be forced to obtain substitute sources of liquidity by selling investments (to the extent permitted by the LLC Agreement) to meet our funding obligations. Such forced sales of investment assets by us may be at disadvantageous prices. In addition, if we are not able to obtain substitute sources of liquidity, we may default on our funding obligations.

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

Our brand and reputation may be negatively impacted if we fail to act responsibly (or are perceived to have failed to act responsibly) in a number of areas, such as considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand and our relationships with investors, which could adversely affect our business and results of operations.

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view our responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us. Further, asset managers have been subject to recent scrutiny related to ESG-focused industry working groups, initiatives and associations, including organizations advancing action to address climate change or climate-related risk. Such scrutiny could expose the Investment Adviser to the risk of antitrust investigations or challenges by federal authorities, result in reputational harm and discourage certain investors from investing in us. In addition, various constituencies have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several new cases alleging discrimination based on similar arguments have been filed since that decision, with scrutiny of certain corporate diversity, equity and inclusion practices increasing. If the Investment Adviser does not successfully manage expectations across these varied interests, it could erode trust, impact our and their reputation, and constrain our investment and fundraising opportunities.

Additionally, new state-level, federal and international regulatory initiatives related to ESG could adversely affect our business. The SEC has proposed rules that, in addition to other matters, would establish a framework for reporting of climate-related risks. There is also a risk that a significant reorientation in the market following the implementation of these and further measures could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, for example, their carbon footprint or “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We are, and our portfolio companies may be, or could in the future become subject to the risk that similar measures might be introduced in other jurisdictions in the future. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk, and we and our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect the financial condition of some of our portfolio companies through, for example, decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

Risks Relating to Our Investments

Our investments are very risky and highly speculative.

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last-out portions of such loans; second-lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.

In addition, we may also originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as us) to accelerate indebtedness or negotiate terms and pricing. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal. We also may invest in other assets, including Short-Term Investments and structured securities. These investments entail additional risks that could adversely affect our investment returns.

Secured Debt. When we make a secured debt investment, we generally take a security interest in the available assets of the portfolio company, including the equity interests of any subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan, in full or at all, should we enforce our remedies.

Unsecured Debt, Including Mezzanine Debt. Our unsecured debt investments, including mezzanine debt investments, generally will be subordinated to senior debt in the event of an insolvency. This may result in an above average amount of risk and loss of principal.

Revolving Credit Facilities. From time to time, we may acquire or originate revolving credit facilities in connection with our investments in other assets, which may result in our holding unemployed funds, negatively impacting our returns.

Equity Investments. When we invest in secured debt or unsecured debt, including mezzanine debt, we may acquire equity securities from the company in which we make the investment. In addition, we may invest in the equity securities of portfolio companies independent of any debt investment. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we hold may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We have exposure to credit risk and other risks related to credit investments.

Our investments are subject to liquidity, market value, credit, interest rate and certain other risks. In addition, we cannot assure you that the Investment Adviser will correctly evaluate the nature and magnitude of the various factors that could affect the value and return of our investments. These risks could be exacerbated to the extent that the portfolio is concentrated in one or more particular types of investments or industry sectors or regions.

Prices of our investments may be volatile and may fluctuate as a result of a variety of factors that are inherently difficult to predict, including changes in interest rates, prevailing credit spreads, general economic conditions, financial market conditions, domestic and international economic or political events, developments or trends in any particular industry, and the financial condition of the issuers or obligors of the investments. Investments that become non-performing, or defaulted loans or securities may become subject to a workout negotiation or restructuring. This may entail a substantial reduction in the interest rate, a substantial write-down of principal, and a substantial change in the terms, conditions and covenants of these investments. To the extent that defaulted investments are sold, it is unlikely that the sale proceeds will be equal to the amount of unpaid principal and interest thereon. In addition, we may incur additional expenses to the extent we are required to seek recovery upon a default or to participate in the restructuring of a non-performing or defaulted investment. We can offer no assurance as to the levels of defaults and/or recoveries that may be experienced on the investments.

Secured investments may also be subject to the risk that the security interests granted by the portfolio company obligors in the underlying collateral are not properly or fully perfected in favor of lenders (or their agents). Compounding these risks, the collateral securing the secured investments may be subject to casualty, impairment or devaluation risks.

Portfolio companies may also be permitted to issue additional indebtedness that would increase the overall leverage and fixed charges to which the portfolio companies are subject. Such additional indebtedness could have structural or contractual priority, either as to specific assets or generally, over the ranking of the investments held by us or could rank on a parity or seniority basis with respect to our investments. In the event of any default, restructuring or insolvency event of a portfolio company, we could be subordinated to, or be required to share on a ratable basis with, any recoveries in favor of the holders of such other or additional indebtedness. Our recoveries may be impaired as a result of the rights of holders of other indebtedness under any intercreditor agreement governing the relative rights of the indebtedness.

Our debt investments may also have no amortization and limited interim repayment requirements, which may increase the risk that a portfolio company will not be able to repay or refinance the debt investment when it comes due at its final stated maturity.

Changes in inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies operate in industries that have been, or may be impacted by changes in inflation rates. The U.S. inflation rate remains above historical levels over the past several decades. Inflationary pressures in the past few years increased the costs of labor, energy and raw materials and adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or may be, affected by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in unrealized losses and therefore reduce our net assets resulting from operations.

The United States and other developed economies have experienced higher-than-normal inflation rates in the past few years, but it remains uncertain whether elevated inflation will continue or have a significant effect on the U.S. economy or other economies. Inflation may affect our investments adversely in a number of ways, including those noted above. During periods of rising inflation, interest and dividend rates of any instruments we or our portfolio companies may have issued could increase, which would tend to reduce returns to our investors. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities that are critical to the operation of portfolio companies as noted above. Portfolio companies may have fixed income streams and, therefore, be unable to pay their debts when they become due. The market value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses. Governmental efforts to curb inflation, such as increases to short-term interest rates by central banks, including the Federal Reserve, often have negative effects on the level of economic activity and may increase the risk that the economy enters a recession. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. We can offer no assurance that continued inflation in the United States and/or other economies will not become a serious problem in the future and have a material adverse impact on us.

We are exposed to risks associated with changes in interest rates.

Debt investments that we make may be based on floating rates, such as the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our securities and our rate of return on invested capital.

A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income (as more fully described below). Also, an increase in interest rates available to investors could make an investment in the Units less attractive if we are not able to increase our dividend rate, which could reduce the value of Units.

Because we intend to borrow money, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2024, our investments and our SCB Revolving Credit Facility are indexed to SOFR or to alternative risk-free reference rates. We expect that, going forward, our new USD-denominated investments and any new revolving credit facilities will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

In addition, the Federal Reserve decreased the federal funds rate twice in 2024. The rate and timing of further rate decreases remains unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities or loans will be unable to pay escalating interest amounts, which could result in a default under their notes or loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

If general interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Investment Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments.

Many of our portfolio securities do not have a readily available market price and we value these securities at fair value as determined in good faith in accordance with the Investment Company Act, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are, and are expected to continue to be, in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available are determined in good faith under procedures adopted by the Investment Adviser, as the valuation designee (“Valuation Designee”). As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of our assets, subject to the oversight of the Board, in accordance with Rule 2a-5 under the Investment Company Act. As the Valuation Designee, the Investment Adviser utilizes the services of independent third-party valuation firms (“Independent Valuation Advisors”) engaged by us in determining the fair value of a portion of the securities in our portfolio as of each quarter end. Investment professionals from our Investment Adviser also recommend portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Investment Adviser in our valuation process could result in a conflict of interest, as the Management Fee is based in part on our net assets.

In addition, the Investment Adviser may value an identical asset differently than Goldman Sachs, another division or unit within Goldman Sachs, or another Account values the asset, including because Goldman Sachs, or such other division, or unit, or Account has information or uses valuation techniques and models that it does not share with, or that are different from those of the Investment Adviser or from us. These valuation differences for the same asset can result in significant differences in the treatment of such asset by the Investment Adviser, Goldman Sachs, and other divisions or units of Goldman Sachs, and/or among Accounts (for example, with respect to an asset that is a loan, there can be differences when it is determined that such loan is deemed to be on nonaccrual status and/or in default). See “—Potential conflicts of interest with other businesses of Goldman Sachs could impact our investment returns.”

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information, it may be more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of the Units. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Rule 2a-5 under the Investment Company Act establishes a regulatory framework for determining fair value in good faith for purposes of the Investment Company Act and permits boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. In accordance with this rule and as discussed above, our Board of Directors has designated our Investment Adviser as the Valuation Designee primarily responsible for the valuation of our assets, subject to the oversight of the Board of Directors, and we are in compliance with Rule 2a-5.

Our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.

The lack of liquidity in our investments may adversely affect our business.

Various restrictions render our investments relatively illiquid, which may adversely affect our business. As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Our Investment Adviser is not permitted to obtain or use material non-public information in effecting purchases and sales in public securities transactions for us, which could create an additional limitation on the liquidity of our investments. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments, or could be unable to dispose of our investments in a timely manner or at such times as we deem advisable.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in certain other financial and investment companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns. Further, any industry in which we are meaningfully concentrated at any given time could be subject to significant risks that could adversely impact our aggregate returns.

For example, as of December 31, 2024, IT Services represented 45.2% of our portfolio at fair value. Our investments in IT Services are subject to a variety of risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, cybersecurity risks and cyber incidents, and intellectual property infringement liability issues. In addition, as of December 31, 2024, Machinery represented 33.1% of our portfolio at fair value. Our investments in Machinery are subject to a variety of risks, including, but not limited to, intense competition, changes in the price of raw materials, supply chain disruptions, changes in consumer preferences, labor disruptions and unexpected events, such as weather conditions and natural catastrophes. Further, as of December 31, 2024, Food Products represented 21.7% of our portfolio at fair value. Our investments in Food Products are subject to a variety of risks, including, but not limited to, intense competition, changes in price of commodities, safety, quality control and product liability concerns, supply chain disruptions, changes in consumer preferences and unexpected events, such as weather conditions and natural catastrophes.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally hold controlling equity positions in our portfolio companies. While we are obligated as a BDC to offer to make managerial assistance available to our portfolio companies, we can offer no assurance that management personnel of our portfolio companies will accept or rely on such assistance. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the Unitholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

We may be subject to risks arising from mezzanine debt investments.

Mezzanine debt investments are typically junior in right of payment or by reason of being unsecured or secured on a junior lien basis to the obligations of the entity to senior or senior secured lenders. Mezzanine debt may also be issued by holding companies or by operating companies with subsidiaries that are not guarantors, in which case, such mezzanine debt would be effectively subordinated to all obligations of non-guarantor subsidiaries of any such operating company, including trade creditors and employees. Further, the enforceability or effectiveness of guarantees by subsidiaries of indebtedness of issuers of mezzanine debt may be limited by applicable laws. If a portfolio company defaults on our investment or debt senior to our investment, or in the event of a portfolio company bankruptcy, our mezzanine security may be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses.

Mezzanine debt generally will be subject to the prior repayment of different classes of senior debt that may be “layered” ahead of the debt held by us by reason of being senior in right of payment or secured on a senior basis or issued by subsidiaries of the portfolio company that are not guarantors. In the event of financial difficulty on the part of a portfolio company, such class or classes of senior indebtedness ranking prior to the debt investment held by us, and interest thereon and related expenses, generally must first be repaid in full before any recovery may be had on our mezzanine debt investment. Mezzanine debt investments are characterized by greater credit risks than those associated with the most senior obligations of the same borrower, in particular where those senior obligations are secured. In addition, under certain circumstances the holders of the senior indebtedness will have the right to block the payment of interest and principal on our investment and to prevent us from pursuing remedies on account of such non-payment against the company. Further, in the event of any debt restructuring or workout of the indebtedness of any company, the holders of the senior indebtedness may often exert significant control over the outcome of the creditor side of such negotiations.

Mezzanine debt investments may also be in the form of PIK loans or bonds, where all or a portion of the interest is not paid in cash but is capitalized periodically. These investments typically experience greater volatility in market value due to changes in the interest rates than loans or bonds that provide for regular payments of interest.

We may be subject to risks arising from investing in distressed debt and undervalued debt.

We may invest in distressed debt and portfolios of distressed debt and in debt that the Investment Adviser views as having an attractive risk-reward profile. Although these types of purchases may result in significant returns, they involve a high degree of risk and may not show any return for a considerable period of time, if ever. In addition, certain debt of the Company may become distressed after investment. If a portfolio company, expected to be stable, deteriorates and becomes involved in a reorganization or liquidation proceeding, we may lose our entire investment or may be required to accept cash or other assets with a value less than our original investment. In addition, distressed investments may require active participation by the Investment Adviser and its representatives. This may expose us to greater litigation risks than may be present with other types of investing or may restrict our ability to dispose of our investment. We may also be required to hold such assets for a substantial period of time before realizing their anticipated value and/or to sell assets which were believed to be undervalued when acquired at a substantial loss if such assets are not in fact undervalued.

We may be subject to risks associated with subordinated debt.

We may acquire and/or originate junior lien or subordinated debt investments. If a borrower defaults on a junior lien or subordinated loan or on debt senior in right of payment or as to the proceeds of collateral to our debt investment, or in the event of the bankruptcy of a borrower, the debt investment will be satisfied only after, in the case of junior lien debt, the proceeds of collateral are applied to repay senior lien debt or, in the case of subordinated debt, the senior debt is repaid in full. Under the terms of typical intercreditor or subordination agreements, senior creditors may be able to block the exercise of remedies or the acceleration of the subordinated debt or the exercise by holders of junior lien or subordinated debt of other rights they may have as creditors or in respect of collateral. Accordingly, we may not be able to take the steps necessary or sufficient to protect our investments in a timely manner or at all. In addition, junior lien or subordinated debt may not always be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and may not be rated by a credit rating agency. If a borrower declares bankruptcy, we may not have full or any recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Further, the Investment Adviser’s ability to amend the terms of our loans, assign its loans, accept prepayments, exercise its remedies and control decisions made in bankruptcy proceedings may be limited by intercreditor arrangements. In addition, the risks associated with junior lien or subordinated debt include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the borrower’s ability to pay principal and interest on its debt. Many obligors on junior lien or subordinated loan securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. The level of risk associated with investments in subordinated debt increases if such investments are debt of distressed or below investment grade issuers. Default rates for junior lien or subordinated debt securities have historically been higher than has been the case for investment grade securities.

We may be subject to risks associated with unsecured debt.

We may invest in unsecured indebtedness in portfolio companies where a significant portion of such companies’ senior or junior lien indebtedness may be secured. In such situations, our ability to influence such portfolio company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior or junior lien creditors.

We may be subject to risks arising from revolving credit facilities.

We acquire or originate revolving credit facilities from time to time in connection with our investments in other assets, including term loans. A revolving credit facility is a line of credit in which the borrower pays the lender a commitment fee during a commitment period and is then allowed to draw from the line of credit from time to time until the end of such commitment period. The borrower of a revolving credit facility is typically permitted to draw thereunder for any reason, including to fund its operational requirements, to make acquisitions or to reserve cash, so long as certain customary conditions are met. Outstanding drawdowns under such revolving credit facilities can therefore fluctuate on a day-to-day basis, which may generate operational and other costs for us. If the borrower of a revolving credit facility draws down on the facility, we would be obligated to fund the amounts due.

We can offer no assurance that a borrower of a revolving credit facility will fully draw down its available credit thereunder, and in many cases a borrower with sufficient liquidity may forego drawing down its available credit thereunder in favor of obtaining other liquidity sources. As a result, we are likely to hold unemployed funds, and investments in revolving credit facilities may therefore adversely affect our returns.

We may be subject to risks arising from purchases of secondary debt.

We may invest in secondary loans and secondary debt securities. We are unlikely to be able to negotiate the terms of secondary debt as part of its acquisition and, as a result, these investments likely will not include some of the covenants and protections we may generally seek. Even if such covenants and protections are included in the investments, the terms of the investments may provide portfolio companies substantial flexibility in determining compliance with such covenants. In addition, the terms on which secondary debt is traded may represent a combination of the general state of the market for such investments and either favorable or unfavorable assessments of particular investments by the sellers thereof.

We may be subject to risks arising from assignments and participations.

We may acquire investments directly (by way of assignment) or indirectly (by way of participation). As described in more detail below, holders of participation interests are subject to additional risks not applicable to a holder of a direct interest in a debt obligation.

The purchaser of an assignment of a debt obligation typically succeeds to all the rights and obligations of the selling institution and becomes a party to the applicable documentation relating to the debt obligation. In contrast, participations acquired by us in a portion of a debt obligation held by a seller typically result in a contractual relationship only with such seller, not with the obligor. We would have the right to receive payments of principal, interest and any fees to which it is entitled under the participation only from the seller and only upon receipt by the seller of such payments from the obligor. In purchasing a participation, we generally will have neither the right to enforce compliance by the obligor with the terms of the documentation relating to the debt obligation nor any rights of set-off against the obligor, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will assume the credit risk of both the obligor and the seller, which will remain the legal owner of record of the applicable debt obligation. In the event of the insolvency of the seller, we may be treated as a general creditor of the seller in respect of the participation, may not benefit from any set-off exercised by the seller against the obligor and may be subject to any set-off exercised by the obligor against the seller. In addition, we may purchase a participation from a seller that does not itself retain any portion of the applicable debt obligation and, therefore, may have limited interest in monitoring the terms of the documentation relating to such debt obligation and the continuing creditworthiness of the borrower.

In addition, when we hold a participation in a debt obligation, we may not have the right to vote to waive enforcement of any default by an obligor. Sellers commonly reserve the right to administer the debt obligations sold by them as they see fit and to amend the documentation relating to such debt obligations in all respects. A seller may have interests different from ours, and the seller might not consider our interests when taking actions with respect to the debt obligation underlying the participation. In addition, some participation agreements that provide voting rights to the participant further provide that if the participant does not vote in favor of amendments, modifications or waivers to the documentation relating to the debt obligation, the seller may repurchase such participation at par. Assignments and participations are typically sold strictly without recourse to the seller thereof, and the seller will generally make no representations or warranties about the underlying debt obligation, the borrowers, the documentation relating to the debt obligations or any collateral securing the debt obligations.

We may be exposed to risks associated with convertible securities.

We may invest in convertible securities. Convertible securities include bonds, debentures, notes, preferred stock or other securities that may be converted into or exchanged for a specified amount of equity securities of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities; (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics; and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying equity securities. To the extent the value of the underlying equity securities approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying equity securities while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to identify a sufficient number of suitable investment opportunities to allow us to deploy the capital available to us. Privately negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. Our Investment Adviser will select our investments, and our Unitholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Units. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

Our failure or inability to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make Additional Investments in that portfolio company as “follow-on” investments, in order to preserve or protect the value of our Investment, provided that we will not, without the consent of a majority-in-interest of the Unitholders, invest more than 20% of the Company Value in Follow-on Investments following the termination of the Investment Period, measured at the time the relevant Follow-on Investment is made. Further, we are limited in our ability to make Follow-On Investments after the Company’s dissolution.

We may elect not to, or be unable to, make follow-on investments or may lack sufficient funds to make those investments.

We will have the discretion to make any follow-on investments, subject to the availability of capital resources, applicable law, the LLC Agreement and the limitations set forth in “Item 1. Business—Description of Business—Investment Period.” The failure to make, or inability to make, follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements, including the conditions of the Relief, compliance with covenants contained in the agreement governing our indebtedness or compliance with the requirements for qualification for tax treatment as a RIC.

Our portfolio companies may prepay loans, which may reduce stated yields in the future if the capital returned cannot be invested in transactions with equal or greater expected yields.

Certain of the loans we make are prepayable at any time, with some prepayable at no premium to par. We cannot predict when such loans may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that permit such portfolio company to replace existing financing with less expensive capital. In periods of rising interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for us in the future below the current yield disclosed for our portfolio if the capital returned cannot be invested in transactions with equal or greater expected yields.

Investments in common and preferred equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

Although common stock has historically generated higher average total returns than fixed income securities over the long term, common stock also has experienced significantly more volatility in those returns. Our equity investments may fail to appreciate and may decline in value or become worthless, and our ability to recover our investment will depend on our portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•
any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•
to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and
•
in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company.

Even if the portfolio company is successful, our ability to realize the value of our investment may depend on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;
•
preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;
•
preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and
•
generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in debt securities, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act. To the extent we so invest, we will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the Management Fee to our Investment Adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each Unitholder will bear its pro rata share of the Management Fee due to our Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

We may be subject to risks related to guarantees of certain investments.

Guarantees by subsidiaries or other affiliates of portfolio companies that are the issuers of debt investments may be subject to fraudulent conveyance or similar avoidance claims made by other creditors of such subsidiaries or other affiliates resulting in such creditors taking priority over our claims under such guarantees. Under U.S. federal or state fraudulent transfer law, a court may void or otherwise decline to enforce such guarantees, and as a result we would no longer have any claim against the applicable guarantor. Sufficient funds to repay the investments may not be otherwise available to the applicable portfolio company that are the issuers thereof. In addition, the court might direct us to repay back to the portfolio company amounts that we already received from the borrower or a guarantor.

The repayment of our investments may depend on cash flow from subsidiaries of portfolio companies that are not themselves guarantors of the parent company’s obligations or that can be released as guarantors of the parent company’s obligations.

We may be exposed to special risks associated with bankruptcy cases.

Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we can offer no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim if a borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the Investment Company Act.

We may be subject to risks related to exit financings.

We may invest in portfolio companies that are in the process of exiting, or that have recently exited, the bankruptcy process. Post-reorganization securities typically entail a higher degree of risk than investments in securities that have not undergone a reorganization or restructuring. Moreover, post-reorganization securities can be subject to heavy selling or downward pricing pressure after the completion of a bankruptcy reorganization or restructuring. If the Investment Adviser’s evaluation of the anticipated outcome of an investment situation should prove incorrect, we could incur substantial losses.

We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.

We can offer no assurance that we will be able to locate a sufficient number of suitable investment opportunities to allow us to successfully deploy capital that we raise from investors in a timeframe that will permit investors to earn above-market returns. To the extent we are unable to invest substantially all of the capital we raise within our contemplated timeframe, our investment income, and in turn our results of operations, will likely be materially adversely affected. Additionally, there could be a significant lag in time between any Drawdown Date and funding of investments. See “—Risks Relating to our Business and Structure—We are a new company and have a limited operating history.”

We intend to use substantially all of the proceeds from funds received on a Drawdown Date, net of expenses, to make investments in accordance with our investment objectives and using the strategies described in this annual report. We anticipate that the remainder will be used for working capital and general corporate purposes, including the payment of operating expenses.

However, subject to the restrictions of applicable law and regulations, including the Investment Company Act and the Code, we will have significant flexibility in applying the proceeds of the funds we raise from investors and may use the net proceeds in ways with which Unitholders may not agree, or for purposes other than those contemplated at the time of the capital raising. We may also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that net proceeds of the funds we raise from investors, pending full investment by us in portfolio companies, are used to pay operating expenses.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would affect our results of operations.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under procedures adopted by Goldman Sachs Asset Management, as Valuation Designee. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow (taking into consideration current market interest rates and credit spreads), the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation.

While most of our investments are not likely to be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on the portfolio company’s assets representing collateral for its obligations. This could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own.

In addition, we may originate “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as us) to accelerate indebtedness or negotiate terms and pricing. Accordingly, to the extent we invest in “covenant-lite” loans, we may have fewer rights against a borrower and may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants. Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal. We also may invest in other assets, including Short-Term Investments, as described above. These investments entail additional risks that could adversely affect our investment returns. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Our portfolio companies may have incurred or issued, or may in the future incur or issue, debt or equity securities that rank equally with, or senior to, our investments in such companies, which could have an adverse effect on us in any liquidation of the portfolio company.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt, which will be secured on a first priority basis. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other arrangement with creditors. Similar risks to the foregoing may apply where we hold the last-out piece of a unitranche loan.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such portfolio companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then the unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these portfolio companies and to us as an investor. These portfolio companies may be subject to restrictive financial and operating covenants and the leverage may impair these portfolio companies’ ability to finance their future operations and capital needs. As a result, these portfolio companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

We may expose ourselves to risks if we engage in hedging transactions.

Subject to applicable provisions of the Investment Company Act, the regulations promulgated thereunder, and applicable CFTC regulations, we may enter into hedging transactions in a manner consistent with SEC guidance, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as futures contracts, options on futures contracts, forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may involve counter-party credit risk. To the extent we have non-U.S. investments, particularly non-USD-denominated investments, our hedging costs may increase.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. Income derived from hedging transactions also is generally not eligible to be distributed to non-U.S. Unitholders free from U.S. federal withholding tax. Changes to the regulations applicable to the financial instruments we use to accomplish our hedging strategy could impair the effectiveness of that strategy. See also “—Risks Relating to Our Investments—We will be exposed to risks associated with changes in interest rates.”

We may invest a significant portion of the net proceeds from offerings of Units in Short-Term Investments, which will generate lower rates of return than those expected from the interest generated on our intended investment program.

We may invest a portion of the net proceeds from offerings of Units in Short-Term Investments. These investments may earn yields substantially lower than the income that we anticipate receiving once such proceeds are fully invested in accordance with our investment objective. As a result, we may not be able to achieve our investment objective and/or pay any dividends or, if we are able to do so, such dividends may be substantially lower than the dividends that we expect to pay when our portfolio is fully invested in accordance with our investment objectives. If we do not realize yields in excess of our expenses, we may incur operating losses.

Risks Relating to The Units

The Units are limited in their transferability; we may repurchase or force a sale of a Unitholder’s Units.

Subject to certain exceptions set forth in the LLC Agreement, the transferability of Units by Unitholders is restricted and Unitholders will not be permitted to transfer their Units, including a transfer of solely an economic interest, without our prior written consent. We expect to withhold our consent if any such transfer would (i) result in a violation of applicable securities law, (ii) result in us no longer being eligible to be treated as a RIC, (iii) result in us being subject to additional, materially adverse regulatory or compliance requirements imposed by laws other than the Exchange Act or the Investment Company Act, or (iv) result in our assets becoming “plan assets” of any ERISA Unitholder within the meaning of the Plan Assets Regulation (the regulation concerning the definition of “plan assets” under ERISA adopted by the United States Department of Labor and codified in 29 C.F.R. §2510.3-101, as modified by Section 3(42) of ERISA). Notwithstanding the foregoing, no consent will generally be required for a transfer of all or a part of any Unitholder’s Units to a related person of such Unitholder. Units may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions, and therefore investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act.

Any transfer of Units in violation of these provisions will be void, and any intended recipient of the Units will acquire no rights in such Units and will not be treated as a Unitholder for any purpose. Prospective investors in the Units should not invest in us unless they are prepared to retain their Units until we liquidate.

Under the terms of the LLC Agreement, in the event any person is or becomes the owner of Units, and such ownership of Units would result in a violation of any of the above provisions, we may, and each Unitholder has agreed and acknowledged that we have the power to, cause us to repurchase the Units of such person, or require such person to transfer their Units to another person; provided, any such repurchase will be conducted in accordance with the terms of the LLC Agreement and Section 23 of the Investment Company Act and applicable rules thereunder.

An investor may be subject to the short-swing profits rules under the Exchange Act as a result of its investment in the Units.

When the Units become registered under the Exchange Act, persons with the right to appoint a director or who beneficially own more than 10% of the Units may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered Units within a six-month period.

Investing in the Units involves an above-average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. The investments in portfolio companies may be highly speculative and aggressive. Therefore, an investment in the Units may not be suitable for an investor with lower risk tolerance.

We may not be able to pay investors distributions on Units, our distributions to investors may not grow over time and a portion of our distributions to investors may be a return of capital for U.S. federal income tax purposes.

Subject to the requirements of Section 852(a) of the Code, Section 18-607 of the Delaware Limited Liability Company Act, as amended from time to time (the “Delaware Act”) and the terms of any Financings, we will use commercially reasonable efforts to (i) distribute quarterly investment income (i.e. proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an Investment), net of any payments of or reserves for actual or anticipated Company Expenses or other legally binding obligations with respect to portfolio companies and (ii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to qualify for treatment as a RIC, for any such taxable year, in each case in the form of cash distributions; provided that, depending on the level of taxable income and net capital gain earned in a year, but subject to the terms of the LLC Agreement, we may retain certain net capital gains for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. Except as provided by the LLC Agreement, distributions may be made at such times and in such amounts as determined by us.

The distributions we pay to Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes that would reduce a holder’s adjusted tax basis in its Units and correspondingly increase such holder’s gain, or reduce such holder’s loss, on disposition of such Units. Distributions in excess of a holder’s adjusted tax basis in its Units will constitute capital gains to such holder. Unitholders who periodically receive the payment of a distribution from a RIC consisting of a return of capital for U.S. federal income tax purposes may be under the impression that they are receiving a distribution of the RIC’s net ordinary income or capital gains when they are not. Accordingly, Unitholders should read carefully any written disclosure accompanying a distribution from us and the information about the specific tax characteristics of our distributions provided to Unitholders after the end of each calendar year, and should not assume that the source of any distribution is our net ordinary income or capital gains.

If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the tax benefits available to us as a RIC. In addition, in accordance with U.S. generally accepted accounting principles (“GAAP”) and tax rules, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC. We will be subject to a 4% nondeductible federal excise tax on certain undistributed income for a calendar year unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years. We will not be subject to excise taxes on amounts on which we are required to pay corporate income taxes (such as retained net capital gains).

Unitholders may be subject to filing requirements under the Exchange Act as a result of their investment in the Units.

Ownership information for any person or group that beneficially owns more than 5% of the Units will have to be disclosed in a Schedule 13D or Schedule 13G, as required by Regulation 13D-G under the Exchange Act, or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having or sharing voting or investment power over the securities. Although we will provide in our quarterly statements the number of outstanding Units, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, beneficial owners of more than 10% of the Units will be subject to Section 16 of the Exchange Act, including the reporting obligations of Section 16(a).

The tax treatment of a non-U.S. Unitholder in its jurisdiction of tax residence will depend entirely on the laws of such jurisdiction, and may vary considerably from jurisdiction to jurisdiction.

Depending on (i) the laws of such non-U.S. Unitholder’s jurisdiction of tax residence, (ii) how we, our investments and/or any other investment vehicles through which we directly or indirectly invest are treated in such jurisdiction, and (iii) the activities of any such entities, an investment in us could result in such non-U.S. Unitholder recognizing adverse tax consequences in its jurisdiction of tax residence, including (a) with respect to any generally required or additional tax filings and/or additional disclosure required in such filings in relation to the treatment for tax purposes in the relevant jurisdiction of an interest in us, the investments and/or any other investment vehicles through which we directly or indirectly invest and/or of distributions from such entities and any uncertainties arising in that respect (such entities not being established under the laws of the relevant jurisdiction); (b) the possibility of taxable income significantly in excess of cash distributed to a non-U.S. Unitholder, and possibly in excess of our actual economic income; (c) the possibilities of losing deductions or the ability to utilize tax basis and of sums invested being returned in the form of taxable income or gains; and (d) the possibility of being subject to tax at unfavorable tax rates. A non-U.S. Unitholder may also be subject to restrictions on the use of its share of our deductions and losses in its jurisdiction of tax residence. Each prospective investor is urged to consult its own tax advisors with respect to the tax and tax filing consequences, if any, in its jurisdiction of tax residence of an investment in us, as well as any other jurisdiction in which such prospective investor is subject to taxation.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as OID, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we have not yet received or will not receive in cash, such as accruals on a contingent payment debt instrument, accruals of interest income and/or OID on defaulted debt, or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Moreover, we generally will be required to take certain amounts into income no later than the time such amounts are reflected on our financial statements. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Our investments with a deferred interest feature may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to Unitholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to maintain our qualification for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to Unitholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash in the amount required for us to make, or if we are restricted from making, sufficient distributions to Unitholders to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Non-U.S. Unitholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Distributions of our “investment company taxable income” to a non-U.S. Unitholder that are not effectively connected with the non-U.S. Unitholder’s conduct of a trade or business within the United States will generally be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent paid out of our current or accumulated earnings and profits.

Certain properly reported distributions are generally exempt from withholding of U.S. federal income tax where they are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. Unitholder are at least a 10% equity holder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our net long-term capital loss for such taxable year), and certain other requirements are satisfied.

NO ASSURANCE CAN BE GIVEN AS TO WHETHER ANY OF OUR DISTRIBUTIONS WILL BE ELIGIBLE FOR THIS EXEMPTION FROM WITHHOLDING OF U.S. FEDERAL INCOME TAX. IN PARTICULAR, THIS EXEMPTION WILL NOT APPLY TO OUR DISTRIBUTIONS PAID IN RESPECT OF OUR NON-U.S. SOURCE INTEREST INCOME OR OUR DIVIDEND INCOME (OR ANY OTHER TYPE OF INCOME OTHER THAN GENERALLY OUR NON-CONTINGENT U.S.-SOURCE INTEREST INCOME RECEIVED FROM UNRELATED OBLIGORS AND OUR QUALIFIED SHORT-TERM CAPITAL GAINS). IN THE CASE OF UNITS HELD THROUGH AN INTERMEDIARY, THE INTERMEDIARY MAY WITHHOLD U.S. FEDERAL INCOME TAX EVEN IF WE REPORT THE PAYMENT AS QUALIFIED NET INTEREST INCOME OR QUALIFIED SHORT-TERM CAPITAL GAIN. BECAUSE THE UNITS WILL BE SUBJECT TO SIGNIFICANT TRANSFER RESTRICTIONS, AND AN INVESTMENT IN UNITS WILL GENERALLY BE ILLIQUID, NON-U.S. UNITHOLDERS WHOSE DISTRIBUTIONS ON UNITS ARE SUBJECT TO WITHHOLDING OF U.S. FEDERAL INCOME TAX MAY NOT BE ABLE TO TRANSFER THEIR UNITS EASILY OR QUICKLY OR AT ALL.

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.
•
Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•
OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.
•
For accounting purposes, any cash distributions to Unitholders representing OID and PIK income are not treated as coming from paid-in capital, even if the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our Unitholders, the Investment Company Act does not require that Unitholders be given notice of this fact by reporting it as a return of capital.

In addition, investments in PIK and OID instruments may provide certain benefits to the Investment Adviser, including increasing management fees prior to the receipt of cash with respect to accrued interest payments. Further, market prices of OID instruments may be more volatile than other investments because OID instruments are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

As a part of the overall risk management system for the Company, processes are in place to assess, identify and manage material risks from cybersecurity threats. The Investment Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity policy that applies to the Company and its operations. With respect to cybersecurity, the Company and the Investment Adviser rely on the systems of Goldman Sachs, its third-party service providers and the Company’s service providers.

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its Engineering organization, and overseen by its chief information security officer. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

Goldman Sachs’ process for managing cybersecurity risk includes the critical components of its risk management framework, as well as the following:

•
Training and education, to enable Goldman Sachs employees to recognize information and cybersecurity concerns and respond accordingly;
•
Identity and access management, including entitlement management and production access;
•
Application and software security, including software change management, open source software, and backup and restoration;
•
Infrastructure security, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems;
•
Mobile security, through the use of mobile applications;
•
Data security, including cryptography and encryption, database security, data erasure and media disposal;
•
Cloud computing, including governance and security of cloud applications, and software-as-a-service data;
•
Onboarding protocols;
•
Technology operations, including change management, incident management, capacity and resilience; and
•
Third-party risk management, including vendor management and governance, and cybersecurity and business resiliency diligence in vendor assessments.

In conjunction with third-party vendors and consultants, Goldman Sachs performs risk assessments to gauge the performance of the Cybersecurity Program, to estimate its risk profile and to assess compliance with relevant regulatory requirements. Goldman Sachs performs periodic assessments of control efficacy through its internal risk and control self-assessment process, as well as a variety of external technical assessments, including external penetration tests and “red team” engagements where third parties test its defenses. The results of these risk assessments, together with control performance findings, are used to establish priorities, allocate resources, and identify and improve controls. Goldman Sachs uses third parties, such as outside forensics firms, to augment its cyber incident response capabilities. Goldman Sachs and its third-party service providers have a vendor management program that documents a risk-based framework for managing third-party vendor relationships (including those of the Company). Information security risk management is built into our vendor management process, which covers vendor selection, onboarding, performance monitoring and risk management.

Cyber Risk Governance

The Board provides strategic oversight on cybersecurity matters generally, including oversight of material risks associated with cybersecurity threats. The Board receives periodic reports and updates from Goldman Sachs, which generally include the overall state of the Cybersecurity Program, the current cybersecurity threat landscape, material risks from cybersecurity threats, cybersecurity incidents, risk management policies and/or risk assessment initiatives.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are evaluated. However, despite these efforts, we cannot eliminate all cybersecurity risks or provide assurance that we have not had occurrences of undetected cybersecurity incidents. During the reporting period, the Company did not identify any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

ITEM 2. PROPERTIES.

We maintain our principal executive office at 200 West Street, New York, New York 10282. We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is currently no public market for the Units, and we do not expect one to develop in the future.

Unitholders

On May 1, 2024, the Initial Member, an affiliate of our Investment Adviser, made an initial capital contribution to us of $10,000, and was the sole owner of our membership interests until the Initial Drawdown Date. We did not raise additional capital prior to the Initial Drawdown Date, at which point we raised capital from the issuance and sale of privately offered Units. On the Initial Drawdown Date, we called investor capital, and, upon receipt of investor funds, we issued 0.9 million Units.

As of March 4, 2025, there were two holders of record of our Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the period from May 1, 2024 (inception) to December 31, 2024
May 1, 2024	500	$0.01
October 30, 2024	927,000	18.54
December 4, 2024	2,662,462	46.35
Total capital drawdowns	3,589,962	$64.90

Each of the above issuances and sales of the Units was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and Regulation D or Regulation S under the Securities Act. Each purchaser of Units was required to represent that it is (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Units sold outside the United States, not a “U.S. person” in accordance with Regulation S of the Securities Act and (ii) was acquiring the Units for investment and not with a view to resell or distribute. We do not engage in general solicitation or advertising and do not offer securities to the public, in connection with such issuances and sales.

Because the Units were acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our Units may not be sold, transferred, assigned, pledged or otherwise disposed of, subject to the terms of the LLC Agreement, unless (i) our consent is granted, and (ii) the sale, transfer, assignment, pledge or other disposal of Units is registered under applicable securities laws or specifically exempted from registration (in which case the Unitholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Units until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of Units may be made except by registration of the transfer on our books. Each transferee will be required to execute the LLC Agreement of the Company pursuant to which they will agree to be bound by these restrictions and the other restrictions imposed on the Units.

Distributions

Subject to the requirements of Section 852(a) of the Code, Section 18-607 of the Delaware Act and the terms of any Financings, we will use commercially reasonable efforts to (i) distribute quarterly investment income (i.e., proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an investment), net of any payments of or reserves for actual or anticipated Company Expenses or other legally binding obligations with respect to portfolio companies, and (ii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to qualify for treatment as a RIC, for any such taxable year, in each case in the form of cash distributions; provided that, depending on the level of taxable income and net capital gain earned in a year, we may retain certain net capital gain for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. Except as provided by the LLC Agreement, distributions may be made at such times and in such amounts as determined by us. Distributions will generally be made among Unitholders pro rata on a per Unit basis (subject to adjustments for withholding tax). However, no distribution shall be made to a Unitholder to the extent not permitted under applicable law.

For the period from May 1, 2024 (inception) to December 31, 2024, there were no distributions declared on our Units.

Upon our liquidation, after payment or provision for payment of our debts and other liabilities, our remaining net assets will be distributed among Unitholders equally on a per Unit basis (subject to the payment of other our expenses).

All distributions to the Unitholders will be made in cash in U.S. dollars.

Recycling

Subject to the requirements of Section 852(a) of the Code, the terms of any Financings and the terms of the LLC Agreement, proceeds realized by us from the sale or repayment of any investment (as opposed to investment income but not in excess of the cost of such investment) may be retained and reinvested by us at any time during our life; provided that upon at least sixty (60) days’ written notice from a majority-in-interest of Unitholders indicating their desire to elect to cause us to suspend such reinvestment of proceeds in new investments (other than Additional Investments), we shall suspend such reinvestment of proceeds until such date (if any) as a majority-in-interest of Unitholders provides written notice electing to begin reinvesting again. Any amounts so reinvested will not reduce a Unitholder’s Undrawn Commitment. Proceeds realized by us from the sale or repayment of any Investment (i) in excess of the cost of such Investment or (ii) during any period in which reinvestment has been suspended, shall be distributed to the Unitholders as soon as practicable upon receipt by us, net of any payments of or reserves for our actual or anticipated Company Expenses or other legally binding obligations with respect to portfolio companies.

To the extent that we retain net capital gains for reinvestment or carry forward taxable income for distribution in the following year, there may be certain tax consequences to us and our Unitholders.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” mean West Bay BDC LLC, as the context may require. The terms “GSAM,” “Goldman Sachs Asset Management,”, our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. The discussion and analysis contained in this section refer to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this report.

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2024. From our inception on May 1, 2024 through December 31, 2024, we originated approximately $51.2 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments.

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

We hold primarily directly originated, first lien senior secured, floating rate debt of companies located in the United States. We may also invest, to a lesser extent, in second lien, unsecured or subordinated loans, payment-in-kind (“PIK”) debt and equity and equity-like instruments, and in very limited circumstances, we may hold loans or other investments of issuers that are not located in the United States in connection with certain post-closing modifications of existing investments. For a discussion of our investment objectives and guidelines, see “Item 1. Business—Investments.”

We invest primarily in private companies based in the United States. We focus our lending across a spectrum of directly sourced opportunities in companies ranging from lower middle market to large capitalization in size. We may invest in companies of any size or capitalization. Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also intend to invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. See “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief.” In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages.”

KEY COMPONENTS OF OPERATIONS

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

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

Revenues

We generate revenues in the form of interest income on debt investments and, to a lesser extent, fee income and capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or PIK income. The principal amount of the debt investments and any accrued but unpaid interest generally becomes due at the maturity date.

We generate revenues primarily through receipt of interest income from the investments we hold. In addition, we may generate revenue in the form of commitment, origination, structuring, syndication, exit fees or diligence fees, fees for providing managerial assistance and consulting fees. Portfolio company fees (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) will be paid to us, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, we receive our allocable portion of such fees when invested in the same portfolio company as other Accounts. We do not expect to receive material fee income as it is not our principal investment strategy. We record contractual prepayment premiums on loans and debt securities as interest income.

Dividend income on preferred equity investments, if any, is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments, if any, is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Expenses

We will bear and be responsible for all of the costs and expenses. Our primary operating expenses include the payment of the management fee (the “Management Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating expenses. The Management Fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all of our other costs and expenses in accordance with the LLC Agreement and the administration agreement (the “Administration Agreement”), including:

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

The Investment Adviser will reimburse us for any initial offering costs and Organizational Expenses (as defined below) borne by us in excess of $2.25 million in the aggregate (the “Organizational Expenses Cap”).

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

“Ordinary Operating Expenses” mean our operating expenses, excluding (i) offering costs and organization costs, (ii) interest, fees and other expenses payable on certain financings, (iii) taxes, (iv) the Management Fee, (v) brokers’ commissions and (vi) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with our business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of our rights against any person and indemnification or contribution expenses payable by us to any person and other extraordinary expenses not incurred in the ordinary course of the Company’s business.

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

Leverage

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units, if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements. Our Board and Initial Member approved the application of the 150% asset coverage ratio to us in accordance with the requirements of the Investment Company Act. While the leverage we employ may be greater or less than these levels from time to time, we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our Unitholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed not to be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.”

We intend to employ leverage as market conditions permit and at the discretion of the Investment Adviser, subject to the terms of the LLC Agreement and the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. We intend to use leverage in the form of borrowings, including loans from financial institutions as well as the issuance of debt securities. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. We would expect any such leverage, if incurred, to increase the total capital available for investment by the Company. The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors.”

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2024
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$34.11	$34.10
Total investments	$34.11	$34.10

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	December 31, 2024
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.4%	9.4%
Total Portfolio	9.4%	9.4%
(1)
The weighted average yield of our portfolio does not represent the total return to our Unitholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual status and non-income producing investments) at amortized cost or fair value.

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2024
Number of portfolio companies	3
Percentage of performing debt bearing a floating rate(1)	100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%
Weighted average leverage (net debt/EBITDA)(3)	5.9	x
Weighted average interest coverage(3)	1.9	x
Median EBITDA(3)	$44.18 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.

(3)

For a particular portfolio company, we calculate the level of contractual indebtedness net of cash (“net debt”) owed by the portfolio company and compare that amount to measures of cash flow available to service the net debt. To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual rights of repayment of the tranche of debt owned by us relative to other senior and junior creditors of a portfolio company. We typically calculate cash flow available for debt service at a portfolio company by taking EBITDA for the trailing twelve-month period. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company and compare that amount to EBITDA (“interest coverage ratio”). We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

As of December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 0.0% of total debt investments at fair value.

Our Investment Adviser monitors the financial trends of each portfolio company on an ongoing basis to determine if it is meeting its respective business plan and to assess the appropriate course of action for each portfolio company. Our Investment Adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include: (i) assessment of success in adhering to the portfolio company’s business plan and compliance with covenants; (ii) periodic or regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments; (iii) comparisons to our other portfolio companies in the industry, if any; (iv) attendance at and participation in Board meetings or presentations by portfolio companies; and (v) review of monthly and quarterly financial statements and financial projections of portfolio companies.

As part of the monitoring process, our Investment Adviser also employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Investment Adviser grades the credit risk of all investments on a scale of 1 to 4 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account in certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The grading system for our investments is as follows:

• Grade 1 investments involve the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit;

• Grade 2 investments involve a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 2;

• Grade 3 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due; and

• Grade 4 investments indicate that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 4, in most cases, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 4, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit.

Our Investment Adviser grades the investments in our portfolio at least quarterly and it is possible that the grade of a portfolio investment may be reduced or increased over time. For investments graded 3 or 4, our Investment Adviser enhances its level of scrutiny over the monitoring of such portfolio company. The following table shows the composition of our portfolio (excluding investments in money market funds, if any) on the 1 to 4 grading scale:

	As of
	December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total
	(in millions)
Grade 1	$—	—%
Grade 2	34.10	100.0
Grade 3	—	—
Grade 4	—	—
Total Investments	$34.10	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2024
	Amortized Cost	Percentage of Total
	(in millions)
Performing	$34.11	100.0%
Non-accrual	—	—
Total Investments	$34.11	100.0%

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. We may make exceptions to this treatment if the loan has sufficient collateral value and is in the process of collection.

The following table shows our investment activity by investment type(1):

For the period from May 1, 2024 (inception) to December 31,
2024
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$51.16
Total	$51.16
Net increase in portfolio	$51.16
Number of new portfolio companies with new investment commitments	3
Total new investment commitment amount in new portfolio companies	$51.16
Average new investment commitment amount in new portfolio companies	$17.05
Number of existing portfolio companies with new investment commitments	—
Total new investment commitment amount in existing portfolio companies	$—
Weighted average remaining term for new investment commitments (in years)(2)	6.2
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.4%
Weighted average yield on new investment commitments(5)	9.4%
(1)
Figures for new investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial closing. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid, excludes unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
(2)
Calculated as of the end of the relevant period and the maturity date of the individual investments.
(3)
May include preferred stock investments.
(4)
Computed based on (a) the annual actual interest rate on new debt and income producing investment commitments, divided by (b) the total new debt and income producing investment commitments. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes investments that are on non-accrual status. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.
(5)
Computed based on (a) the annual actual interest rate on new investment commitments, divided by (b) the total new investment commitments (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments. The annual actual interest rate used is as of the respective quarter end date when the investment activity occurred.

RESULTS OF OPERATIONS

Our operating results were as follows:

For the period from May 1, 2024 (inception) to December 31,
2024
($ in millions)
Total investment income	$0.40
Total expenses	(2.98)
Net investment income (loss)	(2.58)
Net realized gain (loss) on investments	—
Net unrealized appreciation (depreciation) on investments	(0.01)
Net realized and unrealized gains (losses)	(0.01)
Net increase (decrease) in members' capital from operations	$(2.59)

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

For the period from May 1, 2024 (inception) to December 31,
2024
($ in millions)

Interest	$0.21
Dividend income	0.18
Other income	0.01
Total investment income	$0.40

Investment income for the period from May 1, 2024 (inception) to December 31, 2024 was driven by our deployment of capital and increasing invested balance.

Expenses

Our expenses were as follows:

For the period from May 1, 2024 (inception) to December 31,
2024
($ in millions)
Interest and other debt expenses	$0.65
Management fees	0.07
Directors’ fees	0.07
Professional fees	0.24
Directors’ and officers’ liability insurance	0.08
Offering costs	0.87
Organization costs	0.81
Other general and administrative expenses	0.19
Total expenses	$2.98
•
For the period from May 1, 2024 (inception) to December 31, 2024, Management Fees amounted to $0.07 million.
•
We have incurred expenses related to our formation, organization and offering of our Units. For the period from May 1, 2024 (inception) to December 31, 2024, we accrued organization costs of $0.81 million and offering costs of $0.87 million.
•
Interest and other debt expenses for the period from May 1, 2024 (inception) to December 31, 2024 was $0.65 million due to our entry into the SCB Revolving Credit Facility (as defined below).

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the period from May 1, 2024 (inception) to December 31, 2024 there were no realized gains or losses.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

For the period from May 1, 2024 (inception) to December 31,
2024
($ in millions)
Unrealized appreciation	$—
Unrealized depreciation	(0.01)
Net change in unrealized appreciation (depreciation) on investments	$(0.01)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our LLC Agreement, to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors (the “Board of Directors” or the “Board”) otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 238%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	As of
	December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$927.01	$862.11	7.00%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the period from May 1, 2024 (inception) to December 31, 2024
May 1, 2024	500	$0.01
October 30, 2024	927,000	18.54
December 4, 2024	2,662,462	46.35
Total capital drawdowns	3,589,962	$64.90

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, we pay a Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty, in accordance with the terms of the LLC Agreement. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2024:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SCB Revolving Credit Facility	$45.00	$—	$45.00	$—	$—

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

For details, see Note 6 “Debt—SCB Revolving Credit Facility” to our financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

As of
December 31, 2024
($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$17.06
Total	$17.06

Hedging

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (the “CFTC”) regulations, we may enter into hedging transactions in a manner consistent with U.S. Securities and Exchange Commission (the “SEC”) guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

Rule 18f-4 under the Investment Company Act includes limitations on the ability of a BDC (or a RIC) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in Rule 18f-4. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. We currently operate as a “limited derivatives user” and these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies should be read in connection with our risk factors listed under “Risk Factors” in this annual report on Form 10-K.

Fair Value Measurement of Investments

Consistent with GAAP and the Investment Company Act, we conduct a valuation of our investments, pursuant to which our NAV is determined. Our investments are valued on a quarterly basis, or more frequently if required under the Investment Company Act. The determination of fair value involves subjective judgments and estimates. The majority of investments are not quoted or traded in an active market and as such their fair values are determined using valuation techniques, primarily discounted cash flows, market multiples, and recent comparable transactions. The most significant inputs in applying the discounted cash flow approach and the market multiples approach are the selected discount rates and multiples, respectively. The selection of these inputs is based on a combination of factors that are specific to the underlying portfolio companies such as financial performance and certain factors that are observable in the market such as current interest rates and comparable public company trading multiples. Accordingly, the notes to our financial statements express the uncertainty with respect to the possible effect of these valuations and any change in these valuations on the financial statements. For further details of our investments and fair value measurement accounting policy, see Note 2 “Significant Accounting Policies—Investments” and Note 5 “Fair Value Measurement.”

RECENT DEVELOPMENTS

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning January 1, 2025 through March 31, 2025, which will be payable on or about April 29, 2025 to Unitholders of record as of April 2, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2024, on a fair value basis, 100.0% of our performing debt investments bore interest at a floating rate. Additionally, our borrowings under the SCB Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2024 Statement of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2024 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	0.80	(1.25)	(0.45)
Up 200 basis points	0.53	(0.84)	(0.31)
Up 100 basis points	0.27	(0.42)	(0.15)
Up 75 basis points	0.20	(0.31)	(0.11)
Up 50 basis points	0.13	(0.21)	(0.08)
Up 25 basis points	0.07	(0.10)	(0.03)
Down 25 basis points	(0.07)	0.10	0.03
Down 50 basis points	(0.13)	0.21	0.08
Down 75 basis points	(0.20)	0.31	0.11
Down 100 basis points	(0.27)	0.42	0.15
Down 200 basis points	(0.53)	0.84	0.31
Down 300 basis points	(0.80)	1.25	0.45

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WEST BAY BDC LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of West Bay BDC LLC

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition, including the schedule of investments, of West Bay BDC LLC (the “Company”) as of December 31, 2024, and the related statements of operations, changes in members’ capital and cash flows for the period from May 1, 2024 (inception) to December 31, 2024, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations, changes in its members’ capital and its cash flows for the period from May 1, 2024 (inception) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 by correspondence with the agent banks and transfer agent. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2025

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

West Bay BDC LLC

Statement of Financial Condition

(in thousands, except unit and per unit amounts)

December 31,
2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $34,111)	$34,104
Investments in affiliated money market fund (cost of $68,997)	68,997
Cash	2,054
Interest and dividends receivable	47
Deferred financing costs	2,205
Deferred offering costs	428
Deferred directors’ and officers’ liability insurance	81
Other assets	22
Total assets	$107,938
Liabilities
Debt	$45,000
Interest and other debt expenses payable	204
Professional fees payable	140
Management fees payable	69
Accrued deferred offering costs	37
Accrued organization costs	25
Accrued expenses and other liabilities	152
Total liabilities	$45,627
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—
Common units (3,589,962 units issued and outstanding as of December 31, 2024)	63,106
Distributable earnings (loss)	(795)
Total members' capital	$62,311
Total liabilities and members' capital	$107,938
Net asset value per unit	$17.36

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Statement of Operations

(in thousands, except unit and per unit amounts)

For the period from May 1, 2024 (inception) to December 31,
2024

Investment income:
From non-controlled/non-affiliated investments:
Interest income	$206
Other income	11
From non-controlled affiliated investments:
Dividend income	183
Total investment income	$400
Expenses:
Interest and other debt expenses	$648
Management fees	69
Directors’ fees	71
Professional fees	235
Directors’ and officers’ liability insurance	87
Offering costs	874
Organization costs	806
Other general and administrative expenses	192
Total expenses	$2,982
Net investment income (loss)	$(2,582)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(7)
Net realized and unrealized gains (losses)	$(7)
Net increase (decrease) in members' capital from operations	$(2,589)
Weighted average units outstanding	543,153
Basic and diluted net investment income (loss) per unit	$(4.75)
Basic and diluted earnings (loss) per unit	$(4.77)

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Statement of Changes in Members' Capital

(in thousands, except unit and per unit amounts)

For the period from May 1, 2024 (inception) to December 31,
2024

Members' capital at beginning of period	$—
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$(2,582)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(7)
Net increase (decrease) in members' capital from operations	$(2,589)
Capital transactions:
Issuance of common units	$64,900
Net increase in members' capital from capital transactions	$64,900
Total increase (decrease) in members' capital	$62,311
Members' capital at end of period	$62,311

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Statement of Cash Flows

(in thousands, except unit and per unit amounts)

For the period from May 1, 2024 (inception) to December 31,
2024

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$(2,589)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(34,104)
Investments in affiliated money market fund, net	(68,997)
Net change in unrealized (appreciation) depreciation on investments	7
Amortization of premium and accretion of discount, net	(7)
Amortization of deferred financing costs	341
Amortization of deferred offering costs	874
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(47)
(Increase) decrease in other assets	(22)
(Increase) decrease in deferred directors’ and officers’ liability insurance	(81)
Increase (decrease) in interest and other debt expenses payable	204
Increase (decrease) in professional fees payable	140
Increase (decrease) in management fees payable	69
Increase (decrease) in accrued organization costs	25
Increase (decrease) in accrued expenses and other liabilities	152
Net cash provided by (used for) operating activities	$(104,035)
Cash flows from financing activities:
Proceeds from issuance of common units	$64,900
Offering costs paid	(1,265)
Financing costs paid	(2,546)
Borrowings on debt	52,000
Repayments of debt	(7,000)
Net cash provided by (used for) financing activities	$106,089
Net increase (decrease) in cash	$2,054
Cash, beginning of period	—
Cash, end of period	$2,054
Supplemental and non-cash activities
Interest expense paid	$53
Accrued but unpaid offering costs	$37

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of December 31, 2024

(in thousands, except unit and per unit amounts)

Investment(1)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 54.7%
United States - 54.7%
1st Lien/Senior Secured Debt - 54.7%
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.08%	S + 4.75%	12/11/30	$7,336	$7,227	$7,226	(5)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.08%	S + 4.75%	12/11/30	1,158	176	176	(5) (6)
Ark Data Centers, LLC	IT Services	9.08%	S + 4.75%	11/27/30	15,867	15,553	15,550	(5)
Ark Data Centers, LLC	IT Services		S + 4.75%	11/27/30	9,333	(92)	(94)	(5) (6)
Ark Data Centers, LLC	IT Services		S + 4.75%	11/27/30	2,800	(55)	(56)	(5) (6)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.08%	S + 4.75%	12/26/31	11,122	11,011	11,011	(5)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery		S + 4.75%	12/26/31	2,852	(14)	(14)	(5) (6)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.08%	S + 4.75%	12/26/31	1,426	305	305	(5) (6)
Total 1st Lien/Senior Secured Debt						34,111	34,104
Total United States						$34,111	$34,104
Total Debt Investments						$34,111	$34,104
Investments in Affiliated Money Market Fund - 110.7%
United States - 110.7%
Goldman Sachs Financial Square Government Fund - Institutional Shares					68,996,737	$68,997	$68,997	(7) (8)
Total Investments in Affiliated Money Market Fund						68,997	68,997
Total Investments and Investments in Affiliated Money Market Fund - 165.4%						$103,108	$103,101

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR, including SOFR adjustment, if any, ("S") at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2024, 1 month S was 4.33% and 3 month S was 4.31%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2024.

(4)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD").

(5)

Represents co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission. See Note 3 “Significant Agreements and Related Party Transactions”.

(6)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan. See Note 7 "Commitments and Contingencies".

(7)	The annualized seven-day yield as of December 31, 2024 is 4.42%.

(8)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

The accompanying notes are an integral part of these financial statements.

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

On May 1, 2024 (the “Inception Date”), the Company received a capital commitment of $10 from an affiliate of the Investment Adviser (the “Initial Member”). The Initial Member was the sole owner of the Company’s interests until the period beginning on the first date on which investors in the Company, other than the Initial Member, were required to make the initial capital contributions to purchase Units, and Units were issued in respect thereof (the “Initial Drawdown Date”).

On September 23, 2024, the Company began accepting subscription agreements ("Subscription Agreements") from investors acquiring Units of the Company in the Company's private offering. Under the terms of the Subscription Agreements, investors are required to make capital contributions up to the undrawn amount of their Commitment to purchase Units each time the Company delivers a drawdown notice. On November 27, 2024, the Company commenced investment operations.

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

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount ("OID") and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

Fees received from portfolio companies (directors’ fees, consulting fees, administrative fees, tax advisory fees and other similar compensation) are paid to the Company, unless, to the extent required by applicable law or exemptive relief, if any, therefrom, the Company only receives its allocable portion of such fees when invested in the same portfolio company as another Account (as defined below) managed by the Investment Adviser.

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Interest and dividend income are presented net of withholding tax, if any.

Certain investments may have contractual payment-in-kind ("PIK") interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2024, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee ("Valuation Designee") designated by the board of directors of the Company (the “Board of Directors” or the "Board"), pursuant to Rule 2a-5 under the Investment Company Act.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 5 “Fair Value Measurement”.

The Company generally invests in illiquid securities, including debt and equity investments, of private companies. The Board of Directors has designated to the Investment Adviser day-to-day responsibilities for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. Under valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, market quotations are generally used to assess the value of the investments for which market quotations are readily available (as defined in Rule 2a-5). The Investment Adviser obtains these market quotations from independent pricing sources. If market quotations are not readily available, the Investment Adviser prices securities at the bid prices obtained from at least two brokers or dealers, if available; otherwise, the Investment Adviser obtains prices from a principal market maker or a primary market dealer. To assess the continuing appropriateness of pricing sources and methodologies, the Investment Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing sources or brokers, and any differences are reviewed in accordance with the valuation procedures. If the Valuation Designee believes any such market quotation does not reflect the fair value of an investment, it may independently value such investment in accordance with valuation procedures for investments for which market quotations are not readily available.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures approved by the Board of Directors and approved by the Valuation Designee, contemplate a multi-step valuation process conducted by the Investment Adviser each quarter and more frequently as needed. As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board of Directors, as described below:

1.
The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Investment Adviser responsible for the valuation of the portfolio investment;
2.
The Valuation Designee also engages independent valuation firms (the “Independent Valuation Advisors”) to provide independent valuations of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The Independent Valuation Advisors independently value such investments using quantitative and qualitative information. The Independent Valuation Advisors also provide analyses to support their valuation methodology and calculations. The Independent Valuation Advisors provide an opinion on a final range of values on such investments to the Valuation Designee. The Independent Valuation Advisors define fair value in accordance with ASC 820 and utilize valuation approaches including the market approach, the income approach or both. A portion of the portfolio is reviewed on a quarterly basis, and all investments in the portfolio for which market quotations are not readily available, or are readily available, but deemed not reflective of the fair value of an investment, are reviewed at least annually by an Independent Valuation Advisor;
3.
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (“VOG”), a team that is part of the controllers group of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
4.
The Asset Management Private Investment Valuation and Side Pocket Working Group reviews and preliminarily approves the fair valuations of the investments and makes fair valuation recommendations to the Asset Management Valuation Committee;
5.
The Asset Management Valuation Committee reviews the valuation information provided by the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors. The Asset Management Valuation Committee then assesses such valuation recommendations; and
6.
Through the Asset Management Valuation Committee, the Valuation Designee, discusses the valuations, provides written reports to the Board of Directors on at least a quarterly basis, and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Asset Management Valuation Committee, the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors.

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the “Custodian”). As of December 31, 2024, the Company held an aggregate cash balance of $2,054.

Income Taxes

From its inception through September 23, 2024, the Company was a single member limited liability company, which was a disregarded entity for U.S. federal income tax purposes. As such, the Company has adopted an accounting policy of not recording a tax provision. On September 24, 2024, the Company elected to be treated as a corporation for U.S. federal income tax purposes.

The Company intends to elect to be treated as a RIC under the Code. So long as the Company maintains its qualification for tax treatment as a RIC, it generally will not be required to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Unitholders as dividends. As a result, any U.S. federal income tax liability related to income earned by the Company and distributed by the Company to its Unitholders represent obligations of the Company’s Unitholders and will not be reflected in the financial statements of the Company.

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

Distributions

Distributions from net investment income and net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with GAAP. The Company may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce a Unitholder’s tax basis in its Units. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent they are charged or credited to Units or distributable earnings, as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Company’s annual RIC tax return. Distributions to Unitholders are recorded on the record date. The amount to be paid out as a distribution is determined by the Board of Directors each quarter and is generally based upon the earnings estimated by the Investment Adviser. The Company may pay distributions to its Unitholders in a year in excess of its net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The Company intends to timely distribute to its Unitholders substantially all of its annual taxable income for each year, except that the Company may retain certain net capital gains for reinvestment and, depending upon the level of the Company’s taxable income earned in a year, the Company may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. The specific tax characteristics of the Company’s distributions will be reported to Unitholders after the end of the calendar year. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods.

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

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs are expensed as incurred. Upon the Initial Drawdown Date, the Company’s Unitholders bore such costs.

Offering Costs

Offering costs consist primarily of fees incurred in connection with the continuous offering of Units, including legal, printing and other costs, as well as costs associated with the preparation of the Company’s registration statement on Form 10. Offering costs are recognized as a deferred charge and are amortized on a straight-line basis over 12 months beginning on the Inception Date.

Expense Reimbursement

The Investment Adviser will reimburse the Company for any initial Offering Costs and Organization Costs borne by the Company in excess of $2,250 in the aggregate (the “Organizational Expenses Cap”).

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

Segment Reporting

As described under ASC 280 – Segment reporting, the Company operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in members' capital from operations in the Company’s Statement of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statement of Financial Condition as “Total assets” and the significant segment expenses are listed on the accompanying Statement of Operations.

New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the CODM; and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its financial statements. For further information, see Note 2 “Significant Accounting Policies - Segment Reporting.”

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures.” This ASU requires additional disaggregation of income taxes paid, specific rate reconciliation categories, and disaggregation within those categories if a defined quantitative threshold is met. The Company has elected early adoption of this standard and the adoption did not affect the Company’s financial statements.

3. SIGNIFICANT AGREEMENTS AND RELATED PARTY TRANSACTIONS

Investment Management and Advisory Agreement

The Company entered into an investment management and advisory agreement effective as of September 23, 2024 (the “Investment Management Agreement”) with the Investment Adviser, pursuant to which the Investment Adviser manages the Company’s investment program and related activities.

Management Fee

The Company pays the Investment Adviser a management fee (the “Management Fee”), accrued and payable quarterly in arrears. The Management Fee is calculated at an annual rate of 1.40% (0.35% per quarter) of the average NAV of the Company at the end of each of the two most recently completed calendar quarters. The Management Fee for the Company’s first quarter (i.e., the period beginning on the Initial Drawdown Date and ending on the last day of the quarter in which the Initial Drawdown Date occurred) is equal to 0.35% (i.e., an annual rate of 1.40%) of the average of the Company’s NAV at the end of such quarter and zero (i.e., the Company’s NAV attributable to third-party investors immediately prior to the Initial Drawdown Date). The Management Fee for any partial quarter will be appropriately prorated. The Investment Adviser waives a portion of its Management Fee payable by the Company in an amount equal to any fees paid to the Investment Adviser or an affiliate thereof in respect of any investment by the Company in money markets or similar funds sponsored or managed by the Investment Adviser or an affiliate thereof that are borne by the Company. To the extent that the Private Credit Business of Goldman Sachs Asset Management (the “Team”) receives from portfolio companies of the Company or otherwise any transaction or monitoring fees or any fees for services rendered or having an officer or employee hold board seats with respect to such portfolio companies in connection with the Company’s investment in such portfolio companies, in each case that are retained by the Team (e.g., excluding any fees that are shared with the Company and potentially other clients of or investment vehicles managed by the Investment Adviser), one hundred percent (100%) of the Company’s allocable portion of any such fees (which, in the case of any board of director fees, shall only include cash compensation paid to employees of the Team (but excluding consultants) for such service) will be credited against future Management Fees.

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

For the period from May 1, 2024 (inception) to December 31, 2024, Management Fees amounted to $69. As of December 31, 2024, $69 remained payable.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (in such capacity, the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as the Company determines are commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. The Administrator also serves as the Company’s Custodian.

For the period from May 1, 2024 (inception) to December 31, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $132. As of December 31, 2024, $132 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”) with State Street Bank and Trust Company, pursuant to which State Street Bank and Trust Company serves as the Company’s transfer agent and disbursing agent.

For the period from May 1, 2024 (inception) to December 31, 2024, the Company incurred expenses for services provided by the Transfer Agent of $14. As of December 31, 2024, $14 remained payable.

Affiliates

GSAM Holdings, LLC owned 105,047 of the Company's Units as of December 31, 2024. The table below presents the Company’s affiliated investments:

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the period from May 1, 2024 (inception) to December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$—	$110,092	$(41,095)	$—	$—	$68,997	$183
Total Non-Controlled Affiliates	$—	$110,092	$(41,095)	$—	$—	$68,997	$183
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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2024, there was $49 included within Professional fees payable, $37 included within Accrued deferred offering costs and $25 included within Accrued organization costs, that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

For the period from May 1, 2024 (inception) to December 31, 2024, the Company incurred director fees of $71. As of December 31, 2024, no director fees remained payable.

Co-investment Activity

In certain circumstances, the Company can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On November 16, 2022, the SEC granted to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants exemptive relief on which the Company expects to rely to co-invest alongside certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”), which may include proprietary accounts of Goldman Sachs, in a manner consistent with the Company's investment objectives and strategies, certain Board-established criteria, the conditions of such exemptive relief and other pertinent factors (the “Relief”). On June 25, 2024, the SEC granted an amendment to the Relief, which permits the Company to participate in follow-on investments in the Company's existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company. If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs. The Goldman Sachs Asset Management Private Credit Team is composed of investment professionals dedicated to the Company’s investment strategy and to other funds that share a similar investment strategy with the Company. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, negotiating and structuring the Company’s investments and monitoring and servicing the Company’s investments. The team works together with investment professionals who are primarily focused on investment strategies in syndicated, liquid credit. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and the Company’s Unitholders and do not involve overreaching in respect of the Company or its Unitholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s Unitholders and is consistent with the then-current investment objectives and strategies of the Company.

On June 25, 2024, the SEC granted an amendment to the Relief, which permits the Company to participate in follow-on investments in the Company's existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or registered investment companies, did not have an investment in such existing portfolio company.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2024
Investment Type	Cost	Fair Value
1st Lien/Senior Secured Debt	$34,111	$34,104
Total	$34,111	$34,104

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	As of
	December 31, 2024
Industry	Fair Value	Net Assets
IT Services	45.2%	24.7%
Machinery	33.1	18.1
Food Products	21.7	11.9
Total	100.0%	54.7%

The geographic composition of the Company’s investments at fair value was as follows:

As of
Geographic	December 31, 2024
United States	100.0%
Total	100.0%

5. FAIR VALUE MEASUREMENT

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Note 2 “Significant Accounting Policies” should be read in conjunction with the information outlined below.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 and Level 3 Instruments.

Level 2 Instruments	Valuation Techniques and Significant Inputs
Equity and Fixed Income

The types of instruments that trade in markets that are not considered to be active but are valued based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include commercial paper, most government agency obligations, most corporate debt securities, certain mortgage-backed securities, certain bank loans, less liquid publicly listed equities, certain state and municipal obligations, certain money market instruments and certain loan commitments.

Valuations of Level 2 Equity and Fixed Income instruments can be verified to quoted prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Consideration is given to the nature of the quotations (e.g. indicative or firm) and the relationship of recent market activity to the prices provided from alternative pricing sources.

Derivative Contracts

Over-the-counter (“OTC”) derivatives (both centrally cleared and bilateral) are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The Company generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within Level 2 of the fair value hierarchy when significant inputs are corroborated by market evidence.

Level 3 Instruments	Valuation Techniques and Significant Inputs
Bank Loans, Corporate Debt, and Other Debt Obligations

Valuations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to credit default swaps that reference the same underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotes are available. Other valuation methodologies are used as appropriate including market comparables, transactions in similar instruments and recovery/liquidation analysis.

Equity

Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. When these are not available, the following valuation methodologies are used, as appropriate and available: (i) Transactions in similar instruments; (ii) Discounted cash flow techniques; (iii) Third party appraisals; and (iv) Industry multiples and public comparables.

Evidence includes recent or pending reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including: (i) Current financial performance as compared to projected performance; (ii) Capitalization rates and multiples; and (iii) Market yields implied by transactions of similar or related assets.

As December 31, 2024, there were no unobservable inputs developed by the Investment Adviser for any Level 3 assets. As of December 31, 2024, all Level 3 assets were valued at transaction price.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	As of
	December 31, 2024
Assets	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$34,104	$34,104
Investments in Affiliated Money Market Fund	68,997	—	—	68,997
Total	$68,997	$—	$34,104	$103,101

The below table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the period from May 1, 2024 (inception) to December 31, 2024
1st Lien/Senior Secured Debt	$—	$34,104	$—	$(7)	$—	$7	$—	$—	$34,104	$(7)
Total assets	$—	$34,104	$—	$(7)	$—	$7	$—	$—	$34,104	$(7)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2024, approximates its carrying value because the SCB Revolving Credit Facility has variable interest based on selected short term rates.

6. DEBT

The Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 238%.

The Company's outstanding debt was as follows:

	As of
	December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
SCB Revolving Credit Facility	$300,000	$255,000	$45,000
Total debt	$300,000	$255,000	$45,000

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

The SCB Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The SCB Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of December 31, 2024, the Company was in compliance with these covenants.

Costs of $2,546 were incurred in connection with obtaining the SCB Revolving Credit Facility, which have been recorded as deferred financing costs in the Statement of Financial Condition and are being amortized over the life of the SCB Revolving Credit Facility using the straight-line method. As of December 31, 2024, outstanding deferred financing costs were $2,205.

The below table presents the summary information of the SCB Revolving Credit Facility:

For the period from May 1, 2024 (inception) to December 31,
2024
Borrowing interest expense	$93
Facility fees	214
Amortization of financing costs	341
Total	$648
Weighted average interest rate	6.72%
Average outstanding balance*	$5,153

*Average outstanding debt balance was calculated beginning on September 25, 2024, the date on which the Company entered into the SCB Revolving Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	As of
	December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$927,010	$862,110	7.00%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

Unfunded Commitment Balances
As of
December 31, 2024
1st Lien/Senior Secured Debt
Ark Data Centers, LLC	$12,133
Rotation Buyer, LLC	3,959
Tropical Bidco, LLC	965
Total 1st Lien/Senior Secured Debt	$17,057
Total	$17,057

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the period from May 1, 2024 (inception) to December 31, 2024
May 1, 2024	500	$10
October 30, 2024	927,000	18,540
December 4, 2024	2,662,462	46,350
Total capital drawdowns	3,589,962	$64,900

Distributions

The Company has not made any distribution during the period from May 1, 2024 (inception) to December 31, 2024.

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per Unit:

For the period from May 1, 2024 (inception) to December 31,
2024
Net increase (decrease) in Members' Capital from operations	$(2,589)
Weighted average Units outstanding	543,153
Basic and diluted earnings (loss) per Unit	$(4.77)

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. TAX INFORMATION

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

For the period from May 1, 2024 (inception) to December 31, 2024
Undistributed Ordinary Income - net	$—
Undistributed Long-Term Capital Gains	—
Total Undistributed Earnings	$—
Capital Loss Carryforward	$—
Timing Differences (Organizational Costs)	(788)
Unrealized Earnings (Losses)—net	(7)
Total Accumulated Earnings (Losses)—net	$(795)

As of the date indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

For the period from May 1, 2024 (inception) to December 31, 2024
Tax cost	$103,108
Gross unrealized appreciation	—
Gross unrealized depreciation	(7)
Net unrealized investment appreciation on investments	$(7)

In order to present certain components of the Company's capital accounts on a tax-basis, certain reclassifications have been recorded to the Company's accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses and net operating losses. For the period from May 1, 2024 (inception) to December 31, 2024, the Company reclassified $(1,794) from total distributable earnings (loss) to common units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

For the period from May 1, 2024 (inception) to December 31, 2024
Net increase (decrease) in members' capital resulting from operations	$(2,589)
Adjustments:
Net unrealized losses (gains)	7
Expenses not currently deductible	1,679
Expenses for tax but not for book	(18)
Taxable income net of capital loss carryforward	$(921)
Nondeductible net investment loss	921
Taxable income(1)	$—
(1)
Taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

ASC Topic 740 Accounting for Uncertainty in Income Taxes (“ASC 740”) provides guidance on the accounting for and disclosure of uncertainty in tax position. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. Based on its analysis of its tax position for all open tax years (the current and prior years, as applicable), the Company has concluded that it does not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740. Such open tax years remain subject to examination and adjustment by tax authorities.

11. FINANCIAL HIGHLIGHTS

The below table presents the schedule of financial highlights of the Company:

For the period from May 1, 2024 (inception) to December 31
2024
Per Unit Data:(1)
Members' Capital, beginning of period	$20.00
Net investment income (loss)	(4.75)
Net realized and unrealized gains (losses)	(0.02)
Net increase (decrease) in Members' Capital from operations	$(4.77)
Effect of offering price of subscriptions (2)	2.13
Total increase (decrease) in Members' Capital	$(2.64)
Members' Capital, end of period	$17.36
Units outstanding, end of period	3,589,962
Weighted average units outstanding	543,153
Total return based on Members' Capital(3)	(13.20%)
Supplemental Data/Ratio(4):
Members' Capital, end of period.	$62,311
Ratio of total expenses to average Members' Capital	47.61%
Ratio of total expenses (without interest and other debt expenses) to average Members' Capital	36.25%
Ratio of interest and other debt expenses to average Members' Capital	11.36%
Ratio of net investment income (loss) to average Members' Capital	(40.60%)
Portfolio turnover	—%

(1)
The per Unit data was derived by using the weighted average Units outstanding during the applicable period.
(2)
The amount represents the per unit effect of offering units at the Initial Drawdown Date at $20 per Unit, which was in excess of the net asset value per Unit on that date.
(3)
Calculated as the change in members' capital per Unit during the period plus dividends declared per Unit, divided by the beginning members' capital per Unit.
(4)
Ratios are annualized, except for, as applicable, organization costs.

12. SUBSEQUENT EVENTS

Subsequent events after the date of the Statements of Financial Condition have been evaluated through the date the financial statements were issued. Other than the item discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning January 1, 2025 through March 31, 2025, which will be payable on or about April 29, 2025 to Unitholders of record as of April 2, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our business and affairs are managed under the direction of our Board of Directors. The Board of Directors consists of four directors, three of whom are Independent Directors. “Independent Directors” are directors who (1) are not deemed to be “interested persons” of ours (as defined in the Investment Company Act), (2) meet the definition of “independent directors” under the corporate governance standards of the New York Stock Exchange and (3) meet the independence requirements of Section 10A(m)(3) of the Exchange Act. The Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of the Board of Directors include quarterly valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

The Board of Directors’ role in our management is one of oversight. Oversight of our investment activities extends to oversight of the risk management processes employed by the Investment Adviser as part of its day-to-day management of our investment activities. The Board of Directors reviews risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of the Investment Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board of Directors’ risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. The Board’s oversight function cannot, however, eliminate all risks or ensure that particular events do not adversely affect the value of the investments held by us. Pursuant to Rule 2a-5 under the Investment Company Act, the Board of Directors designated the Investment Adviser as the valuation designee primarily responsible for the valuation of our assets, subject to the oversight of the Board of Directors.

The Board of Directors has established an Audit Committee (the “Audit Committee”), Governance and Nominating Committee (the “Governance and Nominating Committee”), Compliance Committee (the “Compliance Committee”) and Contract Review Committee (the “Contract Review Committee”). The scope of each committee’s responsibilities is discussed in greater detail below.

Carlos E. Evans, an Independent Director, serves as Chairperson (“Chair”) of the Board of Directors. The Board of Directors believes that it is in the best interests of Unitholders for Mr. Evans to lead the Board of Directors because of his broad corporate background and experience with financial and investment matters, as described below. The Chair will generally act as a liaison between our management, officers and attorneys between meetings of the Board of Directors and presides over all executive sessions of the Independent Directors without management. The Board of Directors believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual directors and the committees in a manner that enhances effective oversight. The Board of Directors also believes that its size creates an efficient corporate governance structure that provides opportunity for direct communication and interaction between management and the Board of Directors.

Board of Directors and Executive Officers

The current directors were appointed to their positions in April 2024, and each director will hold office until his or her death, resignation, removal or disqualification. In addition, our Board of Directors has adopted policies which provide that (a) no director shall hold office for more than fifteen (15) years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 74th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. Such policies may be changed by the directors without a Unitholder vote.

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships
Independent Directors
Carlos E. Evans (73)	Chair of the Board and Director since April 2024

Mr. Evans is retired. He is Chairman, Highwoods Properties, Inc. (2018–Present); Director, National Coatings and Supplies Inc. (2015–Present); Director, Warren Oil Company, LLC (2016–Present); Director, American Welding & Gas Inc. (2015–Present); and Director, Johnson Management (2015–Present). He was formerly Director, Sykes Enterprises, Inc. (2016–2021).

Director— the Company, GS BDC, GS MMLC II and GS Credit.

Highwoods Properties, Inc. (a real estate investment trust); National Coatings and Supplies Inc.; Warren Oil Company, LLC; American Welding & Gas Inc.; Johnson Management; GS BDC; GS MMLC II; GS Credit;

Tracy Grooms (64)	Director since April 2024

Ms. Grooms is retired. She is Director, EverBank (2023–Present) and Director, Charleston Symphony Orchestra (2019–Present). She was previously Director, Rabobank, N.A. (2018–2019) and Member, Board of Advisors, McColl School of Business–Queens University of Charlotte (2019–2023).

Director — the Company and GS MMLC II.

EverBank; Charleston Symphony Orchestra; GS MMLC II;
Karole Dill Barkley (62)	Director since April 2024

Ms. Dill Barkley is retired. She is Director, CariGenetics Holdings, Limited (2023–Present). She was previously Director, Smithsonian Institution–Archives of American Art (2017–2021) and Vice President, Wholesale Credit Risk Insurance Department of J.P. Morgan (2017–2021).

Director — the Company and GS MMLC II.

CariGenetics Holdings, Limited; GS MMLC II;
Interested Director*
Katherine (“Kaysie”) P. Uniacke (64)	Director since April 2024

Ms. Uniacke is Chair of the Board—Goldman Sachs Asset Management International (2013–Present); and Advisory Director—Goldman Sachs (2013–Present). She was formerly Director—Goldman Sachs Dublin and Luxembourg family of funds (2013-2023).

Director— the Company; GS BDC; SCH; GS PMMC II; GS MMLC II, PSLF and GS Credit.

Goldman Sachs Asset Management International; GS BDC; SCH; GS PMMC II; GS MMLC II; PSLF; GS Credit

*

Ms. Uniacke is considered to be an “Interested Director” because she holds positions with Goldman Sachs and owns securities issued by GS Group Inc. Ms. Uniacke holds comparable positions with certain other companies of which Goldman Sachs, GSAM or an affiliate thereof is the investment adviser, administrator and/or distributor.

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Alex Chi	52	Co-Chief Executive Officer and Co-President
David Miller	55	Co-Chief Executive Officer and Co-President
Tucker Greene	49	Chief Operating Officer
Stanley Matuszewski	38	Chief Financial Officer and Treasurer
Mai Elsamahy	36	Principal Accounting Officer
Julien Yoo	53	Chief Compliance Officer
Caroline Kraus	47	Chief Legal Officer and Secretary
Justin Betzen	44	Vice President
Greg Watts	48	Vice President
Jennifer Yang	41	Vice President
Matthew Carter	38	Vice President

The address for each director and executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Carlos E. Evans. Mr. Evans is retired. Mr. Evans has served on the Board since April 2024 and has served as Chairperson of the Board since April 2024. He also serves on the Board of Directors of GS BDC, GS MMLC II and GS Credit. Mr. Evans is currently chairman of the Board of Directors of Highwoods Properties, Inc., a real estate investment trust, where he serves as a member of the Compensation/Governance Committee and as a member of the Executive Committee. He previously served as chairman of the Compensation/Governance Committee of Highwoods Properties, Inc. Prior to his retirement in 2014, Mr. Evans worked for Wells Fargo Bank, most recently serving as executive vice president and group head of the eastern division of Wells Fargo commercial banking. From 2006 until Wachovia Corporation’s merger with Wells Fargo in 2009, Mr. Evans served as wholesale banking executive and an executive vice president for the Wachovia general banking group. Previously, he held senior management positions with First Union National Bank and with Bank of America and its predecessors, including NationsBank, North Carolina National Bank and Bankers Trust of South Carolina, which he joined in 1973. Mr. Evans is chairman emeritus of the board of the Spoleto Festival USA and was previously chairman of the board of the Medical University of South Carolina Foundation. Mr. Evans serves on the boards of four private companies, National Coatings and Supplies Inc., Warren Oil Company, LLC, American Welding & Gas Inc. and Johnson Management. He also previously served on the Board of Directors of Sykes Enterprises, Incorporated, an international provider of outsourced customer contact management services. Based on the foregoing, Mr. Evans is experienced with financial and investment matters, which we believe makes him well qualified to serve on our Board of Directors.

Tracy Grooms. Ms. Grooms has served on the Board since April 2024. She also serves on the Board of Directors of GS MMLC II. Ms. Grooms is retired. Prior to her retirement in 2013, Ms. Grooms worked for Bank of America, most recently serving as chief compliance officer for the Bank of America Consumer Group. Prior to serving as chief compliance officer, Ms. Grooms held a variety of senior leadership roles during her 30-year career. From 1993 to 2000, Ms. Grooms served as divisional chief financial officer for numerous businesses and acquisitions, including the acquisition of legacy BankAmerica. From 2001 to 2004, Ms. Grooms served as chief operating officer for the Small Business division and, from 2005 to 2010 she led the Student Lending and Checking/Payments business. From 2013 to 2016, Ms. Grooms was the Undergraduate Director of the McColl School of Business where she led the formation of a banking concentration within the university’s undergraduate finance degree program. From 2018 to 2019, Ms. Grooms served on the Board of Directors Rabobank, N.A. (“Rabobank”), the U.S. national bank subsidiary of Rabobank, Netherlands and as chair of Rabobank’s compliance committee and a member of its audit committee until its sale. She currently serves as an EverBank Independent Director, Risk and Nominating/Governance Committee member and chairs the Audit Committee. Ms. Grooms serves on the Charleston Symphony Board of Directors and the Executive Committee. Ms. Grooms is directorship certified through NACD (NACD.DC) and has sustained her certification requirements. Based on the foregoing, Ms. Grooms is experienced with financial investment matters, which we believe makes her well qualified to serve on our Board of Directors.

Karole Dill Barkley. Ms. Dill Barkley has served on the Board since April 2024. She also serves on the Board of Directors of GS MMLC II. Ms. Dill Barkley is retired. Prior to her retirement in March 2021, Ms. Dill Barkley served as a Vice President in the Wholesale Credit Risk Insurance Department of J.P. Morgan. Prior to joining J.P. Morgan, Ms. Dill Barkley served in executive roles at Sweet Harlem Ventures and Sweet Harlem Pop. Ms. Dill Barkley also served in a variety of senior positions in the financial services sector at Standard and Poor’s Rating Services, Bank of Bermuda (New York) Limited, Union Bank of Switzerland, and Algemene Bank Nederland N.V. She previously served on the Board of Directors for the Smithsonian Institution, Archives of American Art, the Abyssinian Fund, the Bermuda Artworks Foundation and the Harvard Club of New York City. Ms. Dill Barkley currently serves on the board of directors for CariGenetics Holdings Ltd. We believe Ms. Dill Barkley’s numerous management positions and broad experiences in the financial services sector provide her with skills and valuable insight in handling complex financial transactions and issues, all of which make her well qualified to serve on our Board of Directors.

Interested Director:

Kaysie Uniacke. Ms. Uniacke is the sole interested director on the Board and has served in such capacity since April 2024. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and GS Credit, and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Executive Officers who are not Directors:

Alex Chi. Mr. Chi is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since April 2024. Mr. Chi is also the Co-Chief Executive Officer and Co-President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and GS Credit. Mr. Chi is co-head of the Goldman Sachs Asset Management Private Credit Team in the Americas. Before assuming his current role, Mr. Chi spent 25 years in Goldman Sachs’s Investment Banking Division. Mr. Chi worked in the Financial and Strategic Investors Group from 2006 to 2019, managing Goldman Sachs’s relationships with private equity and related portfolio company clients. Prior to that, Mr. Chi worked in Leveraged Finance, where he spent six years structuring and executing leveraged loan and high yield debt financings for corporate and private equity clients across industries. He also spent three years in Asia focused on mergers and acquisitions and corporate finance transactions. Mr. Chi was named managing director in 2006 and partner in 2012.

David Miller. Mr. Miller is the Co-Chief Executive Officer and Co-President of the Company and has served in such capacity since April 2024. Mr. Miller is also the Co-Chief Executive Officer and Co-President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and GS Credit. Mr. Miller is co-head of the Goldman Sachs Asset Management Private Credit Team in the Americas. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. In 2004, he co-founded Goldman Sachs’s middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller was named managing director in 2012 and partner in 2014.

Tucker Greene. Mr. Greene is the Chief Operating Officer of the Company and has served in such capacity since April 2024. Mr. Greene is also the Chief Operating Officer of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and GS Credit. Mr. Greene previously served as a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and GS Credit. He is also a managing director in the Goldman Sachs Asset Management Private Credit Team. He is a senior portfolio manager focused on fund management. Prior to his current role, Mr. Greene was a senior originator and underwriter in the Goldman Sachs Asset Management Private Credit Team. Mr. Greene joined Goldman Sachs in 2004 in the Specialty Lending Group, primarily investing firm capital in directly originated middle market loans. Prior to joining Goldman Sachs, Mr. Greene worked at GE Capital, focusing on underwriting loans in the media and telecommunications sector. Mr. Greene was named managing director in 2021.

Stanley Matuszewski. Mr. Matuszewski is the Chief Financial Officer and Treasurer of the Company and has served in such capacity since April 2024. Mr. Matuszewski also is the Chief Financial Officer and Treasurer of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and GS Credit. He is a Vice President in Private Credit within GSAM. Prior to his current role, he managed the Business Development Companies Asset Management Product Controllers team, which is responsible for valuation oversight. Prior to joining Goldman Sachs & Co. LLC in 2013, he worked at Morgan Stanley in the Valuation Review Group.

Mai Elsamahy. Ms. Elsamahy is the Principal Accounting Officer of the Company and has served in such capacity since April 2024. Ms. Elsamahy is a Vice President within the Controllers Division of GSAM, the Company’s Investment Adviser. She currently co-manages the Business Development Companies Fund Controller team, which is responsible for accounting and financial reporting oversight. Prior to joining Goldman Sachs in December 2010, she worked in the audit practice at Ernst & Young LLP.

Julien Yoo. Ms. Yoo is the Chief Compliance Officer of the Company and has served in such capacity since April 2024. Ms. Yoo is also the Managing Director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and GS Credit. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a Vice President in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Caroline Kraus. Ms. Kraus is the Chief Legal Officer and Secretary of the Company and has served in such capacity since April 2024. Ms. Kraus is also a Managing Director and Senior Counsel at GSAM and the Chief Legal Officer and Secretary of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and GS Credit, as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Justin Betzen. Mr. Betzen is a Vice President of the Company and has served in such capacity since April 2024. Mr. Betzen is also a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and GS Credit. He is also a managing director and senior underwriter in the Goldman Sachs Asset Management Private Credit Team in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a vice president in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners, where he focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group, where he focused on software, services and payments companies.

Greg Watts. Mr. Watts is a Vice President of the Company and has served in such capacity since April 2024. Mr. Watts is also a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and GS Credit. He also serves as head of underwriting and portfolio management for the Goldman Sachs Asset Management Private Credit Team in the Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the Private Credit Investment Committee, which focuses on middle market lending primarily via the Goldman Sachs balance sheet. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015 and partner in 2022. Prior to joining Goldman Sachs, Mr. Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group.

Jennifer Yang. Ms. Yang is a Vice President of the Company and has served in such capacity since April 2024. Ms. Yang is also a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and GS Credit. She is also a managing director in Credit Alternatives within GSAM, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a vice president and was named managing director in 2021. Prior to joining Goldman Sachs, Ms. Yang was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

Matthew Carter. Mr. Carter is a Vice President of the Company and has served in such capacity since February 2025. Mr. Carter is also a Vice President of GS BDC, SCH, GS PMMC II, GS MMLC II, PSLF and GS Credit. Mr. Carter is a managing director and senior underwriter in Private Credit within Asset & Wealth Management at Goldman Sachs. He leads workout and restructuring activities for the U.S. direct lending business. Mr. Carter joined Goldman Sachs in 2014 as an associate in the Specialty Lending Group within the Special Situations Group and was named managing director in 2023. Prior to joining Goldman Sachs, Mr. Carter worked in the Investment Banking Division at Barclays Capital for five years and started his career in the Private Fund Investments Group at Lehman Brothers.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Mr. Evans, Ms. Grooms and Ms. Barkley, each of whom is an Independent Director and meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and none will be an “interested person” of the Company (as defined in Section 2(a)(19) of the Investment Company Act). Mr. Evans is Chair of the Audit Committee. The Board of Directors and the Audit Committee have determined that Ms. Grooms is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held three formal meetings in 2024.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Mr. Evans, Ms. Grooms and Ms. Barkley, each of whom is an Independent Director. Mr. Evans serves as the Chair of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for selection by the Board, when necessary, selecting nominees to fill vacancies on the Board of Directors or any committee thereof, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management.

The Governance and Nominating Committee held two formal meetings in 2024.

Compliance Committee

The members of the Compliance Committee are Mr. Evans, Ms. Grooms and Ms. Barkley, each of whom is an Independent Director. Mr. Evans serves as Chair of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to us, the compliance processes of the Investment Adviser, the Placement Agent, the Administrator and the transfer agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board of Directors with respect to compliance matters.

The Compliance Committee held three formal meetings in 2024.

Contract Review Committee

The members of the Contract Review Committee are Mr. Evans, Ms. Grooms and Ms. Barkley, each of whom is an Independent Director. Mr. Evans serves as Chair of the Contract Review Committee. Each of the members of the Contract Review Committee will be an Independent Director. The Contract Review Committee is responsible for overseeing the processes of the Board of Directors for reviewing and monitoring performance under the Investment Management Agreement and our placement agency, transfer agency and certain other agreements with the Investment Adviser and its affiliates. The Contract Review Committee also provides appropriate assistance to the Board of Directors in connection with the Board of Directors’ approval, oversight and review of our other service providers, including its custodian/accounting agent, sub-transfer and other agents, professional (legal and accounting) firms and printing firms.

The Contract Review Committee held one formal meeting in 2024.

Code of Ethics

We have a code of ethics that applies to our principal executive officers, principal financial officer and principal accounting officer. Our Code of Ethics is discussed under “Item 1. Business—Code of Ethics” and a copy of our Code of Ethics is filed as an exhibit to this annual report on Form 10-K.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics which applies to, among others, our Co-Chief Executive Officers and Chief Financial Officer. We intend to disclose any material amendment to or waivers of required provisions of the Code of Business Conduct and Ethics on a current report on Form 8-K. Our Code of Business Conduct and Ethics is filed as an exhibit to this annual report on Form 10-K.

Director Charter

We have adopted a Director Charter which applies to, among other things, the authority and duties of our directors, composition of our Board of Directors and the election and role of the Chairperson of our Board of Directors.

Insider Trading Policy

The Company’s directors and officers do not own any Units. The Company also does not expect any subsequent closings and its Units are subject to certain transfer restrictions, as outlined in the Company’s LLC Agreement. Accordingly, the Company has not adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities by its directors, officers, or itself.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

None of our executive officers are currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by the Investment Adviser.

Compensation of Directors

For the fiscal year ended December 31, 2024, each Independent Director was compensated with a $30,000 annual fee (which could increase to $60,000 if our total called capital exceeds $450,000,000) for his or her services as a director. In addition, the Chair earned an annual fee of $10,000 (which could increase to $20,000 if the total called capital exceeds $450,000,000), and the director designated as “audit committee financial expert” received an additional $4,000 (which could increase to $8,000 if our total called capital exceeds $450,000,000) for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. No compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation from the Company for the period from May 1, 2024 (inception) to December 31, 2024(1)	Total Compensation from the Goldman Sachs Fund Complex for the Year Ended December 31, 2024(2)
Interested Director
Kaysie Uniacke	—	—
Independent Directors
Carlos E. Evans (3)	$26,667	$376,667
Tracy Grooms (4)	$22,667	$147,667
Karole Dill Barkley	$20,000	$145,000

(1)
We do not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from us.
(2)
Reflects compensation earned during the year ended December 31, 2024. For purposes of the table, the Goldman Sachs Fund Complex includes GS BDC, GS MMLC II and GS Credit.
(3)
Includes compensation as Chair of the Board.
(4)
Includes compensation as audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth, as of March 4, 2025, certain ownership information with respect to the Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address (1)	Type of Ownership	Number of Units Owned	Percentage
Interested Director
Kaysie Uniacke	—	—	—
Independent Directors
Karole Dill Barkley	—	—	—
Carlos E. Evans	—	—	—
Tracy Grooms	—	—	—
Executive Officers
Alex Chi	—	—	—
David Miller	—	—	—
Tucker Greene	—	—	—
Stanley Matuszewski	—	—	—
Mai Elsamahy	—	—	—
Caroline Kraus	—	—	—
Julien Yoo	—	—	—
Justin Betzen	—	—	—
Greg Watts	—	—	—
Jennifer Yang	—	—	—

Matthew Carter	—	—	—
All officers and directors as a group (15 persons)	—	—	—

(1)

The business address for each of our officers and directors is c/o West Bay BDC LLC, 200 West Street New York, New York 10282. The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons

Investment Management and Advisory Agreement

GSAM serves as our Investment Adviser. GSAM has been registered as an investment adviser with the SEC since 1990 and is an indirect, wholly owned subsidiary of GS Group Inc., a bank holding company and an affiliate of Goldman Sachs & Co. LLC, our Placement Agent.

Subject to the supervision of the Board of Directors, the Investment Adviser provides day-to-day advice regarding our portfolio transactions and is responsible for our business affairs and other administrative matters.

For the period from May 1, 2024 (inception) to December 31, 2024, we paid GSAM a total of $0 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $0 million in Management Fees.

Co-Investment Opportunities

In certain circumstances, we can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On November 16, 2022, the SEC granted the Relief to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants. On June 25, 2024, the SEC granted an amendment to the Relief, which permits us to participate in follow-on investments in our existing portfolio companies with certain affiliates covered by the Relief if such affiliates, that are not BDCs or RICs, did not have an investment in such existing portfolio company. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

For information regarding our co-investment opportunities, see “Item 1. Business—Allocation of Investment Opportunities.”

Related Party Transaction Review Policy

The Audit Committee will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it also considers any conflicts of interest brought to its attention pursuant to our Code of Ethics. Each of our directors and executive officers will complete a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Director Independence

For information regarding the independence of our directors, see “Item 10. Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the period from May 1, 2024 (inception) to December 31, 2024 were $195,000.

Fees included in the audit fees category are those associated with the annual audits of financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for the period from May 1, 2024 (inception) to December 31, 2024.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024 were $1,306,615. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No tax compliance, tax advice and tax planning fees were billed by PricewaterhouseCoopers LLP for the period from May 1, 2024 (inception) to December 31, 2024.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the period from May 1, 2024 (inception) to December 31, 2024.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2024.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Company’s investment adviser and service affiliates by PricewaterhouseCoopers LLP for non-audit services for the year ended December 31, 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

The Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) adopted by the Audit Committee sets forth the procedures and the conditions pursuant to which services performed by an independent auditor for the Company may be pre-approved. Services may be pre-approved specifically by the Audit Committee as a whole or, in certain circumstances, by the Audit Committee Chairperson or the person designated as the audit committee financial expert. In addition, subject to specified cost limitations, certain services may be pre-approved under the provisions of the Policy. The Policy provides that the Audit Committee will consider whether the services provided by an independent auditor are consistent with the SEC’s rules on auditor independence. The Policy provides for periodic review and pre-approval by the Audit Committee of the services that may be provided by the independent auditor.

De Minimis Waiver. The pre-approval requirements of the Policy may be waived with respect to the provision of non-audit services that are permissible for an independent auditor to perform, provided (1) the aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues subject to pre-approval that was paid to the independent auditors during the fiscal year in which the services are provided; (2) such services were not recognized by the Company at the time of the engagement to be non-audit services; and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit by the Audit Committee or by one or more members of the Audit Committee to whom authority to grant such approvals has been delegated by the Audit Committee, pursuant to the pre-approval provisions of the Policy.

Pre-Approval of Non-Audit Services Provided to GSAM. The Policy provides that, in addition to requiring pre-approval of audit and non-audit services provided to the Company, the Audit Committee will pre-approve those non-audit services provided to the Company’s investment adviser (and entities controlling, controlled by or under common control with the investment adviser that provide ongoing services to the Company) where the engagement relates directly to the operations or financial reporting of the Company.

The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of PricewaterhouseCoopers LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. PricewaterhouseCoopers LLP did not provide any audit-related services, tax services or other non-audit services to GSAM or any entity controlling, controlled by or under common control with GSAM that provides ongoing services to the Company that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether the provision of non-audit services rendered to GSAM and any entity controlling, controlled by, or under common control with GSAM that provides ongoing services to the Company that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Company is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Financial Statements on page 73 of this annual report on Form 10-K.
(2)
Financial Statement Schedules—None. We have omitted financial statements schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements included in this annual report on Form 10-K.
(3)
Exhibits—The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT NO.	EXHIBIT
3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56660) filed on May 29, 2024).

3.2	Second Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 814-01758) filed on September 27, 2024).

10.1

Administration Agreement, dated as of April 30, 2024, between the Company and State Street Bank and Trust Company (incorporated by referenced to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56660), filed on May 29, 2024).

10.2

Custodian Contract, dated as of April 30, 2024, between the Company and State Street Bank and Trust Company (incorporated by referenced to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56660), filed on May 29, 2024).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56660), filed on August 15, 2024).

10.4	Investment Management and Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01758) filed on September 27, 2024).

10.5

Revolving Credit Agreement, dated as of September 25, 2024, by and among the Company and Standard Charter Bank Ltd., as administrative agent, lead arranger, sole bookrunner, letter of credit issuer and lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01758) filed on September 27, 2024).

14.1*	Code of Ethics

14.2*	Code of Business Conduct and Ethics

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST BAY BDC LLC

Date: March 4, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: March 4, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Alex Chi, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2024, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2025.

Signature	Title
/s/ Alex Chi Alex Chi	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)

/s/ David Miller	Co-Chief Executive Officer and Co-President (Co-Principal Executive Officer)
David Miller
.
/s/ Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)
Stanley Matuszewski

/s/ Mai Elsamahy	Principal Accounting Officer
Mai Elsamahy

/s/ Carlos E. Evans	Chairperson of the Board of Directors
Carlos E. Evans

/s/ Tracy Grooms Tracy Grooms	Director

/s/ Karole Dill Barkley Karole Dill Barkley	Director

/s/ Katherine P. Uniacke Katherine P. Uniacke	Director