Form 10-Q
period 2025-03-31
West Bay BDC LLC
filed 2025-05-13
CIK 2020354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, there were 4,927,640 of the limited liability company's common units outstanding.

West Bay BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
disruptions in the capital markets, market conditions, and general economic uncertainty;
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic;
•
United States trade policy developments, tariffs and other trade restrictions;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

West Bay BDC LLC

Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $85,366 and $34,111)	$85,218	$34,104
Investments in affiliated money market fund (cost of $30,925 and $68,997)	30,925	68,997
Cash	35,589	2,054
Interest and dividends receivable	230	47
Deferred financing costs	1,932	2,205
Deferred offering costs	107	428
Other assets	70	103
Total assets	$154,071	$107,938
Liabilities
Debt	$68,000	$45,000
Interest and other debt expenses payable	431	204
Management fees payable	253	69
Professional fees payable	67	140
Accrued deferred offering costs	—	37
Accrued organization costs	—	25
Accrued expenses and other liabilities	112	152
Total liabilities	$68,863	$45,627
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (4,927,640 and 3,589,962 units issued and outstanding as of March 31, 2025 and December 31, 2024)	86,281	63,106
Distributable earnings (loss)	(1,073)	(795)
Total members' capital	$85,208	$62,311
Total liabilities and members' capital	$154,071	$107,938
Net asset value per unit	$17.29	$17.36

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statement of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

For the Three Months Ended
March 31, 2025

Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,225
Other income	52
From non-controlled affiliated investments:
Dividend income	144
Total investment income	$1,421
Expenses:
Interest and other debt expenses	$666
Offering costs	320
Management fees	253
Professional fees	152
Directors’ fees	28
Other general and administrative expenses	139
Total expenses	$1,558
Net investment income (loss)	$(137)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(141)
Net realized and unrealized gains (losses)	$(141)
Net increase (decrease) in members' capital from operations	$(278)
Weighted average units outstanding	3,679,140
Basic and diluted net investment income (loss) per unit	$(0.04)
Basic and diluted earnings (loss) per unit	$(0.08)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statement of Changes in Members' Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

For the Three Months Ended
March 31, 2025

Members' capital at beginning of period	$62,311
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$(137)
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(141)
Net increase (decrease) in members' capital from operations	$(278)
Capital transactions:
Issuance of common units	$23,175
Net increase in members' capital from capital transactions	$23,175
Total increase (decrease) in members' capital	$22,897
Members' capital at end of period	$85,208

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

For the Three Months Ended
March 31, 2025

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$(278)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(51,349)
Payment-in-kind interest capitalized	(28)
Investments in affiliated money market fund, net	38,072
Proceeds from sales of investments and principal repayments	156
Net change in unrealized (appreciation) depreciation on investments	141
Amortization of premium and accretion of discount, net	(34)
Amortization of deferred financing costs	327
Amortization of deferred offering costs	320
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(183)
(Increase) decrease in other assets	33
Increase (decrease) in interest and other debt expenses payable	227
Increase (decrease) in professional fees payable	(73)
Increase (decrease) in management fees payable	184
Increase (decrease) in accrued organization costs	(25)
Increase (decrease) in accrued expenses and other liabilities	(40)
Net cash provided by (used for) operating activities	$(12,550)
Cash flows from financing activities:
Proceeds from issuance of common units	$23,175
Offering costs paid	(36)
Financing costs paid	(54)
Borrowings on debt	68,000
Repayments of debt	(45,000)
Net cash provided by (used for) financing activities	$46,085
Net increase (decrease) in cash	$33,535
Cash, beginning of period	2,054
Cash, end of period	$35,589
Supplemental and non-cash activities
Interest expense paid	$110

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Schedule of Investments as of March 31, 2025

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment(1)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 100.0%
United States - 100.0%
1st Lien/Senior Secured Debt - 100.0%
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.07%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	$16,333	$16,171	$16,170	(5)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.07%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	4,796	63	63	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,790	(28)	(28)	(5) (6)
Splash Car Wash, Inc.	Diversified Consumer Services	9.30%	S + 5.00%	03/17/32	6,830	6,779	6,779	(5)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	2,678	(10)	(10)	(5) (6)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	1,339	(10)	(10)	(5) (6)
Celero Commerce LLC	Financial Services	9.31%	S + 5.00%	02/28/31	7,786	7,728	7,728	(5)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	1,854	(7)	(7)	(5) (6)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	618	(4)	(5)	(5) (6)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.05%	S + 4.75%	12/11/30	7,318	7,212	7,208	(5) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.05%	S + 4.75%	12/11/30	1,158	51	50	(5) (6) (7)
Ark Data Centers, LLC	IT Services	9.05%	S + 4.75%	11/27/30	15,867	15,563	15,549	(5) (7)
Ark Data Centers, LLC	IT Services	9.06%	S + 4.75%	11/27/30	9,333	189	93	(5) (6) (7)
Ark Data Centers, LLC	IT Services		S + 4.75%	11/27/30	2,800	(53)	(56)	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/20/29	4,858	4,844	4,844	(5)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/20/29	550	(1)	(3)	(5) (6)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/20/29	465	(1)	(1)	(5) (6)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/20/29	381	(2)	(2)	(5) (6)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31	11,122	11,014	11,011	(5) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.07%	S + 4.75%	12/26/31	2,852	313	299	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31	1,426	391	391	(5) (6) (7)
KPA Parent Holdings, Inc.	Software	9.07%	S + 4.75%	03/12/32	10,214	10,112	10,111	(5)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	1,459	(7)	(15)	(5) (6)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	1,021	(10)	(5)	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.75%	03/31/27	1,965	(13)	(15)	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	10.19%	S + 5.75%	03/31/27	1,960	1,937	1,936	(5)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	10.19%	S + 5.75%	03/31/27	1,960	1,937	1,936	(5)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	10.19%	S + 5.75%	03/31/27	1,225	1,211	1,210	(5)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.75%	03/31/27	246	(3)	(3)	(5) (6)
Total 1st Lien/Senior Secured Debt						85,366	85,218
Total United States						$85,366	$85,218
Total Debt Investments						$85,366	$85,218
Investments in Affiliated Money Market Fund - 36.3%
United States - 36.3%
Goldman Sachs Financial Square Government Fund - Institutional Shares					30,925,453	$30,925	$30,925	(8) (9)
Total Investments in Affiliated Money Market Fund						30,925	30,925
Total Investments and Investments in Affiliated Money Market Fund - 136.3%						$116,291	$116,143

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Schedule of Investments as of March 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR, including SOFR adjustment, if any, ("S") at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2025, 1 month S was 4.32% and 3 month S was 4.29%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2025.

(4)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD").

(5)

Represents co-investments made with in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the "SEC"). See Note 3 “Significant Agreements and Related Party Transactions”.

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

(7)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.

(8)	The annualized seven-day yield as of March 31, 2025 is 4.25%.

(9)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”. PIK – Payment-In-Kind

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

West Bay BDC LLC

Notes to the Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

West Bay BDC LLC (the “Company”) is a Delaware limited liability company that was formed on February 26, 2024. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company intends to elect to be treated as a regulated investment company (“RIC”), and the Company expects to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment objective is to generate current income and, to a lesser extent, long-term capital appreciation primarily through direct originations of secured debt, including first lien, unitranche, and last-out portions of such loans, second lien debt, unsecured debt, including mezzanine debt, and select equity investments.

Goldman Sachs Asset Management, L.P. (“GSAM”), a Delaware limited partnership and an affiliate of Goldman Sachs & Co. LLC (including its predecessors, “GS & Co.”), is the investment adviser (the “Investment Adviser”) of the Company. The term “Goldman Sachs” refers to The Goldman Sachs Group, Inc. (“GS Group Inc.”), together with GS & Co., GSAM and its other subsidiaries.

The Company is conducting a private offering, in which investors will make a capital commitment (a “Commitment”) to purchase common units of the Company’s limited liability company interests (the “Units”). Each investor will enter into a subscription agreement with the Company, pursuant to which the investor will agree to purchase Units for an aggregate purchase price equal to its Commitment. Each investor will be required to purchase the Units each time the Company delivers a drawdown notice at least ten business days on which banks are open for business in the state of Qatar (“Qatari Business Days”) prior to the required funding date. The private offering and sale of Units will be made in reliance on one or more exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including Section 4(a)(2) of the Securities Act and Regulation D and Regulation S under the Securities Act.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is USD and these financial statements have been prepared in that currency. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results could differ from those estimates.

Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2025. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified or conformed to the current period presentation and has no effect on the Company’s financial position or the results of operations as previously reported.

As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies issued by the Financial Accounting Standards Board (“FASB”).

Revenue Recognition

The Company records its investment transactions on a trade date basis, which is the date when the Company assumes the risks for gains and losses related to that instrument. Realized gains and losses are based on the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized, respectively, into interest income over the life of the respective investment using the effective interest method. Loan origination fees, original issue discount ("OID") and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable. Exit fees that are receivable upon repayment of a loan or debt security are amortized into interest income over the life of the respective investment. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, for which the Company has earned the following:

	For the Three Months Ended
	March 31, 2025
Prepayment premiums	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$—	(1)

(1) Amount rounds to less than $1.

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

Certain investments may have contractual payment-in-kind ("PIK") interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the principal amount or shares (if equity) of the investment on the respective interest or dividend payment dates, rather than being paid in cash and generally becomes due at maturity or upon the investment being called by the issuer. PIK is recorded as interest or dividend income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through interest or dividend income, respectively.

Certain structuring fees, amendment fees, syndication fees and commitment fees are recorded as other income when earned. Administrative agent fees received by the Company are recorded as other income when the services are rendered over time.

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, the Company did not have any investments on non-accrual status.

Investments

The Company carries its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the FASB, which defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is generally based on quoted market prices provided by independent price sources. In the absence of quoted market prices, investments are measured at fair value as determined by the Investment Adviser, as the valuation designee (the "Valuation Designee") designated by the board of directors of the Company (the “Board of Directors” or the "Board"), pursuant to Rule 2a-5 under the Investment Company Act.

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
3.
The Independent Valuation Advisors’ preliminary valuations are reviewed by the Investment Adviser and the Valuation Oversight Group (the “VOG”), a team that is part of the controllers group of Goldman Sachs. The Independent Valuation Advisors’ valuation ranges are compared to the Investment Adviser’s valuations to ensure the Investment Adviser’s valuations are reasonable. The VOG presents the valuations to the Asset Management Private Investment Valuation and Side Pocket Working Group of the Asset Management Valuation Committee (the “Asset Management Private Investment Valuation and Side Pocket Working Group”), which is comprised of a number of representatives from different functions and areas of expertise related to GSAM’s business and controls who are independent of the investment decision making process;
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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the “Custodian”). As of March 31, 2025 and December 31, 2024, the Company held an aggregate cash balance of $35,589 and $2,054.

Income Taxes

From its inception through September 23, 2024, the Company was a single member limited liability company, which was a disregarded entity for U.S. federal income tax purposes. As such, the Company has adopted an accounting policy of not recording a tax provision. On September 24, 2024, the Company elected to be treated as a corporation for U.S. federal income tax purposes.

The Company intends to elect to be treated as a RIC. So long as the Company maintains its qualification for tax treatment as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its unitholders (the “Unitholders”) as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s Unitholders and will not be reflected in the financial statements of the Company.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Standard Chartered Bank (the “SCB Revolving Credit Facility”). These costs are amortized using the straight-line method over the term of the SCB Revolving Credit Facility. Deferred financing costs related to the SCB Revolving Credit Facility are presented separately as an asset on the Company’s Statements of Financial Condition.

Organization Costs

Organization costs include costs relating to the formation and organization of the Company. These costs were expensed as incurred. Upon the Initial Drawdown Date, the Company’s Unitholders bore such costs.

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

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in members' capital from operations in the Company’s Statement of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Financial Condition as “Total assets” and the significant segment expenses are listed on the accompanying Statement of Operations.

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

For the three months ended March 31, 2025, Management Fees amounted to $253. As of March 31, 2025, $253 remained payable.

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

For the three months ended March 31, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $70. As of March 31, 2025, $63 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”) with State Street Bank and Trust Company, pursuant to which State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”) and disbursing agent.

For the three months ended March 31, 2025, the Company incurred expenses for services provided by the Transfer Agent of $13. As of March 31, 2025, $26 remained payable.

Affiliates

GSAM Holdings, LLC owned 144,009 and 105,047 of the Company's Units as of March 31, 2025 and December 31, 2024. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$68,997	$60,797	$(98,869)	$—	$—	$30,925	$144
Total Non-Controlled Affiliates	$68,997	$60,797	$(98,869)	$—	$—	$30,925	$144
For the period from May 1, 2024 (inception) to December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$—	$110,092	$(41,095)	$—	$—	$68,997	$183
Total Non-Controlled Affiliates	$—	$110,092	$(41,095)	$—	$—	$68,997	$183
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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2025 and December 31, 2024, there were $0 and $49, respectively, included within Professional fees payable, $0 and $37, respectively, included within Accrued deferred offering costs, $0, and $25, respectively, included within Accrued organization costs that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$85,366	$85,218	$34,111	$34,104
Total	$85,366	$85,218	$34,111	$34,104

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	As of
	March 31, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
IT Services	24.0%	24.0%	45.2%	24.7%
Commercial Services & Supplies	19.0	19.0	—	—
Machinery	13.7	13.7	33.1	18.1
Software	11.8	11.8	—	—
Financial Services	9.1	9.1	—	—
Food Products	8.5	8.5	21.7	11.9
Diversified Consumer Services	7.9	7.9	—	—
Wireless Telecommunication Services	6.0	6.0	—	—
Total	100.0%	100.0%	100.0%	54.7%

The geographic composition of the Company’s investments at fair value was as follows:

	As of
Geographic	March 31, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following table presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 2 and Level 3 Instruments.

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

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)	Valuation Techniques(2)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(3)	Weighted Average(4)
As of March 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$34,545	Discounted cash flows	Discount Rate	8.7% - 9.0%	8.9%

(1)
As of March 31, 2025, included within Level 3 assets of $85,218 is an amount of $50,673 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $34,545 or 40.5% of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.
(3)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.
(4)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

As of December 31, 2024, there were no unobservable inputs developed by the Investment Adviser for any Level 3 assets. As of December 31, 2024, all Level 3 assets were valued at transaction price.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	As of
	March 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$85,218	$85,218	$—	$—	$34,104	$34,104
Investments in Affiliated Money Market Fund	30,925	—	—	30,925	68,997	—	—	68,997
Total	$30,925	$—	$85,218	$116,143	$68,997	$—	$34,104	$103,101

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$34,104	$51,377	$—	$(141)	$(156)	$34	$—	$—	$85,218	$(141)
Total assets	$34,104	$51,377	$—	$(141)	$(156)	$34	$—	$—	$85,218	$(141)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2025 and December 31, 2024, approximates its carrying value because the SCB Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 1, 2024, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 225% and 238%.

The Company's outstanding debt was as follows:

	As of
	March 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
SCB Revolving Credit Facility	$300,000	$232,000	$68,000	$300,000	$255,000	$45,000
Total debt	$300,000	$232,000	$68,000	$300,000	$255,000	$45,000

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

Under the SCB Revolving Credit Facility, the Company has the ability to elect, for loans denominated in U.S. Dollars, either Term SOFR with a one- or three- months tenor or the alternative base rate at the time of draw-down (and with respect to loans denominated in non-U.S. Dollar currencies, the applicable benchmark specified in the SCB Revolving Credit Facility), and loans denominated in U.S. Dollars may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the SCB Revolving Credit Facility is (A) Term SOFR Loan for the applicable tenor (or other listed offered rate, depending upon the currency of borrowing) plus 2.00% per annum or (B) an alternative base rate (the greatest of the prime rate set by the Administrative Agent, the federal funds rate plus 0.50%, and Term SOFR with a one-month tenor plus 1.00%) plus 1.00% per annum, with a floor of 0%.

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

The SCB Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The SCB Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of March 31, 2025, the Company was in compliance with these covenants.

Costs of $2,601 were incurred in connection with obtaining the SCB Revolving Credit Facility, which have been recorded as deferred financing costs in the Statements of Financial Condition and are being amortized over the life of the SCB Revolving Credit Facility using the straight-line method. As of March 31, 2025 and December 31, 2024, outstanding deferred financing costs were $1,932 and $2,205.

The following table presents the summary information of the SCB Revolving Credit Facility:

For the Three Months Ended
March 31, 2025
Borrowing interest expense	$144
Facility fees	195
Amortization of financing costs	327
Total	$666
Weighted average interest rate	6.43%
Average outstanding balance	$9,067

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	As of
	March 31, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$927,010	$838,935	9.50%	$927,010	$862,110	7.00%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of March 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	As of
	March 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Airwavz Solutions, Inc.	$2,211	$—
Ark Data Centers, LLC	11,853	12,133
Celero Commerce LLC	2,472	—
Frontline Road Safety, LLC	7,499	—
KPA Parent Holdings, Inc.	2,480	—
Rotation Buyer, LLC (dba Rotating Machinery Services)	3,545	3,959
Splash Car Wash, Inc.	4,017	—
Tropical Bidco, LLC (dba Tropical Cheese)	1,091	965
Wellness AcquisitionCo, Inc. (dba SPINS)	1,396	—
Total 1st Lien/Senior Secured Debt	$36,564	$17,057
Total	$36,564	$17,057

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2025
March 26, 2025	1,337,678	$23,175
Total capital drawdowns	1,337,678	$23,175

Distributions

For the three months ended March 31, 2025, the Company did not make any distributions.

9. EARNINGS PER UNIT

The following information sets forth the computation of basic and diluted earnings per Unit:

For the Three Months Ended
March 31, 2025
Net increase (decrease) in Members' Capital from operations	$(278)
Weighted average Units outstanding	3,679,140
Basic and diluted earnings (loss) per Unit	$(0.08)

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2025
Per Unit Data:(1)
Members' Capital, beginning of period	$17.36
Net investment income (loss)	(0.04)
Net realized and unrealized gains (losses)(2)	(0.03)
Net increase (decrease) in Members' Capital from operations(2)	$(0.07)
Members' Capital, end of period	$17.29
Units outstanding, end of period	4,927,640
Weighted average units outstanding	3,679,140
Total return based on Members' Capital(3)	(0.40%)
Supplemental Data/Ratio(4):
Members' Capital, end of period.	$85,208
Ratio of total expenses to average Members' Capital	9.92%
Ratio of total expenses (without interest and other debt expenses) to average Members' Capital	5.68%
Ratio of interest and other debt expenses to average Members' Capital	4.24%
Ratio of net investment income (loss) to average Members' Capital	(0.88%)
Portfolio turnover	—%	(5)

(1)
The per Unit data was derived by using the weighted average Units outstanding during the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of capital drawdowns.
(3)
Calculated as the change in members' capital per Unit during the period plus dividends declared per Unit, divided by the beginning members' capital per Unit.
(4)
Ratios are annualized, except for, as applicable, organization costs.
(5)
Amount rounds to less than 1%.

11. SUBSEQUENT EVENTS

Subsequent events after the date of the Statements of Financial Condition have been evaluated through the date the unaudited financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

The Company filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit the Company to co-invest with the Accounts, under a co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of the Company’s independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity”) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of the Company’s participation in the co-investment program. On April 25, 2025, the SEC issued a notice to the Company relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning April 1, 2025 through June 30, 2025, which will be payable on or about July 29, 2025 to Unitholders of record as of July 2, 2025.

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2024. From our inception on May 1, 2024 through March 31, 2025, we originated approximately $121.9 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments.

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

We hold primarily directly originated, first lien senior secured, floating rate debt of companies located in the United States. We may also invest, to a lesser extent, in second lien, unsecured or subordinated loans, payment-in-kind (“PIK”) debt and equity and equity-like instruments, and in very limited circumstances, we may hold loans or other investments of issuers that are not located in the United States in connection with certain post-closing modifications of existing investments. For a discussion of our investment objectives and guidelines, see “Item 1. Business—Investments” in our annual report on Form 10-K for the year ended December 31, 2024.

We invest primarily in private companies based in the United States. We focus our lending across a spectrum of directly sourced opportunities in companies ranging from lower middle market to large capitalization in size. We may invest in companies of any size or capitalization. Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also intend to invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. See “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief” in our annual report on Form 10-K for the year ended December 31, 2024. In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

We employ leverage as market conditions permit and at the discretion of the Investment Adviser, subject to the terms of the LLC Agreement (as defined below) and the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. We intend to use leverage in the form of borrowings, including loans from financial institutions as well as the issuance of debt securities. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. We would expect any such leverage, if incurred, to increase the total capital available for investment by the Company.

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2024.

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
•
brokers’ commissions;
•
fees and expenses associated with calculating our net asset value (“NAV”) (including the costs and expenses of any independent valuation firm);
•
legal, auditing or accounting expenses;
•
taxes or governmental fees;

•
the fees and expenses of our Administrator (as defined below), transfer agent and/or sub-transfer agent;
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
•
the cost of preparing and distributing reports, proxy statements and notices to our unitholders (“Unitholders”), the U.S. Securities and Exchange Commission (the “SEC”) and other regulatory authorities;
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

To the extent that expenses incurred by us are related to the Company and to one or more Co-Investing GS Direct Lending Funds (as defined below), expenses will be allocated among us and such Co-Investing GS Direct Lending Funds in accordance with the Investment Adviser’s policies and procedures, which requires that expenses be allocated in a manner that the Investment Adviser reasonably determines is fair and equitable.

The Investment Adviser will reimburse us for any initial offering costs and Organizational Expenses (as defined below) borne by us in excess of $2.25 million in the aggregate (the “Organizational Expenses Cap”).

Ordinary Operating Expenses (as defined below) ultimately borne by us will not exceed (i) $2.0 million for the twelve-month period beginning on the first date on which investors in the Company, other than the Initial Member, were required to make the initial capital contributions to purchase Units, and Units were issued in respect thereof (the “Initial Drawdown Date”) and ending on the day before the one-year anniversary thereof (or if such day does not occur on a calendar quarter-end, the following calendar quarter-end), (ii) $3.25 million for the twelve-month period immediately following the period set forth in clause (i), (iii) $3.25 million for the twelve-month period immediately following the period set forth in clause (ii) and (iv) $5.0 million for each twelve-month period thereafter (collectively, the “Operating Expenses Cap”). The Investment Adviser will reimburse us for any Ordinary Operating Expenses in excess of the Operating Expenses Cap.

On the Initial Drawdown Date, Company expenses incurred prior to the Initial Drawdown Date (i) were borne by the Unitholders in proportion to the relative number of Units they held on the Initial Drawdown Date (after taking into account any Units issued on the Initial Drawdown Date) and (ii) to the extent they constitute Ordinary Operating Expenses, were taken into account in calculating the cap under clause (i) of the Operating Expenses Cap.

“Co-Investing GS Direct Lending Funds” means GS Credit and any other BDCs, funds and accounts managed or advised by the Investment Adviser or its Affiliates that co-invest alongside the Company.

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

Our initial offering costs (other than the Organizational Expenses) will be amortized to expense over a twelve-month period on a straight-line basis, beginning on May 1, 2024. The effect of this accounting treatment is not expected to be material to our financial statements.

Leverage

We expect from time to time to borrow funds for a variety of purposes, subject to the limitations of the Investment Company Act, including to bridge fundings for investments in advance of drawdowns, as part of our investment strategy and to meet other short-term liquidity needs, including to pay the Management Fee. Sources of leverage include the issuance of senior securities (including preferred stock) and other credit facilities (secured by investments and/or pledges of undrawn commitments). Our secured credit facility (the “SCB Revolving Credit Facility”) with Standard Chartered Bank, as administrative agent, allows us to borrow money and lever our investment portfolio, subject to the limitations of the Investment Company Act, with the objective of increasing our yield. This is known as “leverage” and could increase or decrease returns to our Unitholders. The use of leverage involves significant risks. We are permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met).

Certain trading practices and investments, such as reverse repurchase agreements, may be considered borrowings or involve leverage and thus may be subject to Investment Company Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. Practices and investments that may involve leverage but are not considered borrowings are not subject to the Investment Company Act’s asset coverage requirement. The amount of leverage that we employ will depend on the assessment by our Investment Adviser and our board of directors (the "Board of Directors" or the “Board”) of market conditions and other factors at the time of any proposed borrowing.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$85.37	$85.22	$34.11	$34.10
Total investments	$85.37	$85.22	$34.11	$34.10

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.4%	9.4%	9.4%	9.4%
Total Portfolio	9.4%	9.4%	9.4%	9.4%
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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2025		December 31, 2024
Number of portfolio companies	9		3
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.8	x	5.9	x
Weighted average interest coverage(3)	1.9	x	1.9	x
Median EBITDA(3)	$53.50 million		$44.18 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.

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

For a particular portfolio company, we also calculate the level of contractual interest expense owed by the portfolio company and compare that amount to EBITDA. We believe this calculation method assists in describing the risk of our portfolio investments, as it takes into consideration contractual interest obligations of the portfolio company. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

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

As of March 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 6.0% and 0.0% of total debt investments at fair value.

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

As of
	March 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	85.22	100.0	34.10	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$85.22	100.0%	$34.10	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$85.37	100.0%	$34.11	100.0%
Non-accrual	—	—	—	—
Total Investments	$85.37	100.0%	$34.11	100.0%

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

The following table shows our investment activity by investment type(1):

For the Three Months Ended
March 31, 2025
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$70.73
Total	$70.73
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.03
Total	$0.03
Net increase in portfolio	$70.70
Number of new portfolio companies with new investment commitments	6
Total new investment commitment amount in new portfolio companies	$70.73
Average new investment commitment amount in new portfolio companies	$11.79
Weighted average remaining term for new investment commitments (in years)(2)	6.0
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.5%
Weighted average yield on new investment commitments(5)	9.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	9.0%
Weighted average yield on investments sold or repaid(7)	9.0%
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

(6)
Computed based on (a) the annual actual interest rate on debt and income producing investments sold or paid down, divided by (b) the total debt and income producing investments sold or paid down. The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments and investments that are on non-accrual status.
(7)
Computed based on (a) the annual actual interest rate on investments sold or paid down, divided by (b) the total investments sold or paid down (including investments on non-accrual status and non-income producing investments). The calculation includes incremental yield earned on the “last-out” portion of the unitranche loan investments and excludes prepayment premiums earned on exited investments.

RESULTS OF OPERATIONS

Our operating results were as follows:

For the Three Months Ended
March 31, 2025
($ in millions)
Total investment income	$1.42
Total expenses	(1.56)
Net investment income (loss)	$(0.14)
Net realized gain (loss) on investments	—
Net unrealized appreciation (depreciation) on investments	(0.14)
Net realized and unrealized gains (losses)	$(0.14)
Net increase (decrease) in members' capital from operations	$(0.28)

Net increase in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

For the Three Months Ended
March 31, 2025
($ in millions)

Interest	$1.23
Dividend income	0.14
Other income	0.05
Total investment income	$1.42

Investment income for the three months ended March 31, 2025 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

For the Three Months Ended
March 31, 2025
($ in millions)
Interest and other debt expenses	$0.67
Offering costs	0.32
Management fees	0.25
Professional fees	0.15
Directors’ fees	0.03
Other general and administrative expenses	0.14
Total expenses	$1.56
•
Interest and other debt expenses for the three months ended March 31, 2025 was $0.67 million, which related to the SCB Revolving Credit Facility.
•
For the three months ended March 31, 2025, Management Fees amounted to $0.25 million.
•
We have incurred expenses related to our formation, organization and offering of our Units. For the three months ended March 31, 2025, we accrued offering costs of $0.32 million.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2025, there were no realized gains or losses.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

For the Three Months Ended
March 31, 2025
($ in millions)
Unrealized appreciation	$—
Unrealized depreciation	(0.14)
Net change in unrealized appreciation (depreciation) on investments	$(0.14)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2025
($ in millions)
Portfolio company:
Ark Data Centers, LLC	$(0.10)
Rotation Buyer, LLC (dba Rotating Machinery Services)	(0.02)
Airwavz Solutions, Inc.	(0.01)
Other, net (1)	(0.01)
Total	$(0.14)

(1)
Includes gross unrealized appreciation of $0.00 million and gross unrealized depreciation of $(0.01) million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Second Amended and Restated Limited Liability Company Agreement (as amended and/or restated or otherwise modified from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of senior securities was 225% and 238%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	As of
	March 31, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$927.01	$838.94	9.50%	$927.01	$862.11	7.00%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2025
March 26, 2025	1,337,678	$23.18
Total capital drawdowns	1,337,678	$23.18

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, we pay a Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty, in accordance with the terms of the LLC Agreement. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SCB Revolving Credit Facility	$68.00	$—	$68.00	$—	$—

SCB Revolving Credit Facility

We entered into the SCB Revolving Credit Facility on September 25, 2024 with Standard Chartered Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, sole bookrunner, letter of credit issuer and lender.

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

Under the SCB Revolving Credit Facility, we have the ability to elect, for loans denominated in U.S. dollars, either Term SOFR with a one- or three- months tenor or the alternative base rate at the time of draw-down (and with respect to loans denominated in non-U.S. dollar currencies, the applicable benchmark specified in the SCB Revolving Credit Facility), and loans denominated in U.S. dollars may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the SCB Revolving Credit Facility is (A) Term SOFR for the applicable tenor (or other listed offered rate, depending upon the currency of borrowing) plus 2.00% per annum or (B) an alternative base rate (the greatest of the prime rate set by the Administrative Agent, the federal funds rate plus 0.50%, and Term SOFR with a one-month tenor plus 1.00%) plus 1.00% per annum, with a floor of 0%.

For details, see Note 6 “Debt—SCB Revolving Credit Facility” to our financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2025	December 31, 2024
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$36.56	$17.06
Total	$36.56	$17.06

Hedging

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (the “CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than U.S. dollars, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our financial statements included in this report. We consider the most significant accounting policies to be those related to our Investments, Revenue Recognition, Non-Accrual Investments, Distributions, and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies should be read in connection with our risk factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2024.

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

RECENT DEVELOPMENTS

We filed an application for a new exemptive order from the SEC (the “New Relief”) that would supersede the Relief and permit us to co-invest with the Accounts, under a co-investment process that contains fewer conditions than the Relief. The New Relief requires the majority of our independent directors to make the conclusions outlined previously (see Note 3 “Significant Agreements and Related Party Transactions—Co-Investment Activity” in our financial statements included in this report) in connection with co-investment transactions in a more limited set of circumstances than the Relief, while requiring the Board to maintain oversight of our participation in the co-investment program. On April 25, 2025, the SEC issued a notice to us relating to the New Relief, pursuant to which the New Relief will be granted at the expiration of the notice period on May 20, 2025, unless the SEC orders a hearing.

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning April 1, 2025 through June 30, 2025, which will be payable on or about July 29, 2025 to Unitholders of record as of July 2, 2025.

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

As of March 31, 2025 and December 31, 2024, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Additionally, our borrowings under the SCB Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2025 Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	2.11	(1.90)	0.21
Up 200 basis points	1.41	(1.27)	0.14
Up 100 basis points	0.70	(0.63)	0.07
Up 75 basis points	0.53	(0.47)	0.06
Up 50 basis points	0.35	(0.32)	0.03
Up 25 basis points	0.18	(0.16)	0.02
Down 25 basis points	(0.18)	0.16	(0.02)
Down 50 basis points	(0.35)	0.32	(0.03)
Down 75 basis points	(0.53)	0.47	(0.06)
Down 100 basis points	(0.70)	0.63	(0.07)
Down 200 basis points	(1.41)	1.27	(0.14)
Down 300 basis points	(2.11)	1.90	(0.21)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 4, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2025
March 26, 2025	1,337,678	$23.18
Total capital drawdowns	1,337,678	$23.18

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Index to Exhibits, which is incorporated herein by reference

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

WEST BAY BDC LLC

Date: May 13, 2025	/s/ Alex Chi
Name: Alex Chi
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 13, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer and Co-President
(Co-Principal Executive Officer)

Date: May 13, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)