Form 10-Q
period 2025-06-30
West Bay BDC LLC
filed 2025-08-12
CIK 2020354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, there were 4,927,640 limited liability company common units outstanding.

West Bay BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

West Bay BDC LLC

Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $149,241 and $34,111)	$148,942	$34,104
Investments in affiliated money market fund (cost of $1,846 and $68,997)	1,846	68,997
Cash	56,613	2,054
Deferred financing costs	1,608	2,205
Interest and dividends receivable	739	47
Deferred offering costs	—	428
Other assets	38	103
Total assets	$209,786	$107,938
Liabilities
Debt	$122,500	$45,000
Interest and other debt expenses payable	699	204
Management fees payable	299	69
Professional fees payable	89	140
Accrued deferred offering costs	—	37
Accrued organization costs	—	25
Accrued expenses and other liabilities	156	152
Total liabilities	$123,743	$45,627
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (4,927,640 and 3,589,962 units issued and outstanding as of June 30, 2025 and December 31, 2024)	86,281	63,106
Distributable earnings (loss)	(238)	(795)
Total members' capital	$86,043	$62,311
Total liabilities and members' capital	$209,786	$107,938
Net asset value per unit	$17.46	$17.36

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statement of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended	For the period from May 1, 2024 (inception) to	For the Six Months Ended	For the period from May 1, 2024 (inception) to
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Investment income:
From non-controlled/non-affiliated investments:
Interest income	$2,881	$—	$4,106	$—
Other income	65	—	117	—
From non-controlled affiliated investments:
Dividend income	30	—	174	—
Total investment income	$2,976	$—	$4,397	$—
Expenses:
Interest and other debt expenses	$1,213	$—	$1,879	$—
Management fees	299	—	552	—
Professional fees	188	—	340	—
Offering costs	107	174	427	174
Directors’ fees	30	17	58	17
Organization costs	—	928	—	928
Other general and administrative expenses	153	25	292	25
Total expenses	$1,990	$1,144	$3,548	$1,144
Net investment income (loss)	$986	$(1,144)	$849	$(1,144)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(151)	—	(292)	—
Net realized and unrealized gains (losses)	$(151)	$—	$(292)	$—
Net increase (decrease) in members' capital from operations	$835	$(1,144)	$557	$(1,144)
Weighted average units outstanding	4,927,640	500	4,306,839	500
Basic and diluted net investment income (loss) per unit	$0.20	$(2,288.00)	$0.20	$(2,288.00)
Basic and diluted earnings (loss) per unit	$0.17	$(2,288.00)	$0.13	$(2,288.00)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statement of Changes in Members' Capital

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended	For the period from May 1, 2024 (inception) to	For the Six Months Ended	For the period from May 1, 2024 (inception) to
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Members' capital at beginning of period	$85,208	$—	$62,311	$—
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$986	$(1,144)	$849	$(1,144)
Net realized gain (loss)	—	—	—	—
Net change in unrealized appreciation (depreciation)	(151)	—	(292)	—
Net increase (decrease) in members' capital from operations	$835	$(1,144)	$557	$(1,144)
Capital transactions:
Issuance of common units	$—	$10	$23,175	$10
Net increase in members' capital from capital transactions	$—	$10	$23,175	$10
Total increase (decrease) in members' capital	$835	$(1,134)	$23,732	$(1,134)
Members' capital at end of period	$86,043	$(1,134)	$86,043	$(1,134)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statement of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended	For the period from May 1, 2024 (inception) to
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$557	$(1,144)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(116,548)	—
Payment-in-kind interest capitalized	(132)	—
Investments in affiliated money market fund, net	67,151	—
Proceeds from sales of investments and principal repayments	1,646	—
Net change in unrealized (appreciation) depreciation on investments	292	—
Amortization of premium and accretion of discount, net	(96)	—
Amortization of deferred financing costs	651	—
Amortization of deferred offering costs	427	174
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(692)	—
(Increase) decrease in other assets	65	(54)
Increase (decrease) in interest and other debt expenses payable	495	—
Increase (decrease) in management fees payable	230	—
Increase (decrease) in professional fees payable	(51)	—
Increase (decrease) in accrued organization costs	(25)	928
Increase (decrease) in accrued expenses and other liabilities	4	96
Net cash provided by (used for) operating activities	$(46,026)	$—
Cash flows from financing activities:
Proceeds from issuance of common units	$23,175	$10
Offering costs paid	(36)	—
Financing costs paid	(54)	—
Borrowings on debt	180,500	—
Repayments of debt	(103,000)	—
Net cash provided by (used for) financing activities	$100,585	$10
Net increase (decrease) in cash	$54,559	$10
Cash, beginning of period	2,054	—
Cash, end of period	$56,613	$10
Supplemental and non-cash activities
Interest expense paid	$733	$—
Accrued but unpaid offering costs	$—	$1,040

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Schedule of Investments as of June 30, 2025

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment(1)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 173.1%
United States - 173.1%
1st Lien/Senior Secured Debt - 173.1%
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	$7,394	$—	$—	(5) (6)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	2,263	—	—	(5) (6)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	1,132	—	—	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.08%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	16,416	16,258	16,251	(5) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.08%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	8,926	5,509	5,490	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	9.08%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,790	584	582	(5) (6) (7)
Curriculum Associates, LLC	Diversified Consumer Services	9.05%	S + 4.75%	05/07/32	16,902	16,800	16,803	(5)
Curriculum Associates, LLC	Diversified Consumer Services		S + 4.75%	05/07/32	11,098	(34)	(34)	(5) (6)
Splash Car Wash, Inc.	Diversified Consumer Services	9.30%	S + 5.00%	03/17/32	7,213	7,161	7,159	(5) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	2,277	(8)	(17)	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	1,339	(10)	(10)	(5) (6) (7)
Celero Commerce LLC	Financial Services	9.28%	S + 5.00%	02/28/31	7,786	7,730	7,728	(5) (7)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	1,854	(7)	(14)	(5) (6) (7)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	618	(4)	(5)	(5) (6) (7)
Rubix Foods, LLC	Food Products	9.08%	S + 4.75%	04/30/31	13,148	13,020	13,017	(5)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31	1,015	(10)	(10)	(5) (6)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.05%	S + 4.75%	12/11/30	7,299	7,198	7,190	(5) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30	1,158	(16)	(17)	(5) (6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.58%	S + 4.25%	05/19/32	2,139	2,129	2,129	(5)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	1,126	—	—	(5) (6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	450	(2)	(2)	(5) (6)
CURiO Brands LLC	Household Products	9.55%	S + 5.25%	04/02/31	5,519	5,466	5,464	(5)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	897	(4)	(4)	(5) (6)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	449	(4)	(4)	(5) (6)
Ark Data Centers, LLC	IT Services	9.05%	S + 4.75%	11/27/30	15,867	15,574	15,510	(5) (7)
Ark Data Centers, LLC	IT Services	9.05%	S + 4.75%	11/27/30	9,333	655	537	(5) (6) (7)
Ark Data Centers, LLC	IT Services	11.25%	P + 3.75%	11/27/30	2,800	43	30	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/22/29	4,846	4,833	4,822	(5) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	550	(2)	(3)	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/22/29	464	458	462	(5) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	9.05%	S + 4.75%	01/22/29	380	376	378	(5) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.30%	S + 5.00%	06/30/32	7,320	7,246	7,247	(5)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,344	(7)	(7)	(5) (6)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,120	(11)	(11)	(5) (6)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31	11,094	10,989	10,983	(5) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.06%	S + 4.75%	12/26/31	2,850	692	680	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	9.05%	S + 4.75%	12/26/31	1,426	677	676	(5) (6) (7)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Schedule of Investments as of June 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Accommodations Plus Technologies LLC	Software	8.83%	S + 4.50%	05/28/32	$7,794	$7,717	$7,716	(5)
Accommodations Plus Technologies LLC	Software		S + 4.50%	05/28/32	1,199	(12)	(12)	(5) (6)
Convenient Payments Acquisition, Inc.	Software	10.33%	S + 6.00%	12/31/26	2,683	2,663	2,661	(5)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	394	(1)	(2)	(5) (6)
Convenient Payments Acquisition, Inc.	Software	10.33%	S + 6.00%	12/31/26	197	41	41	(5) (6)
KPA Parent Holdings, Inc.	Software	9.08%	S + 4.75%	03/12/32	10,214	10,115	10,111	(5) (7)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	1,459	(7)	(15)	(5) (6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	1,021	(10)	(10)	(5) (6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.70%	S + 5.25%	03/31/27	1,965	366	361	(5) (6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.68%	S + 5.25%	03/31/27	1,960	1,940	1,940	(5) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.68%	S + 5.25%	03/31/27	1,960	1,940	1,940	(5) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.68%	S + 5.25%	03/31/27	1,225	1,212	1,213	(5) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	246	(2)	(2)	(5) (6) (7)
Total 1st Lien/Senior Secured Debt						149,241	148,942
Total United States						$149,241	$148,942
Total Debt Investments						$149,241	$148,942
Investments in Affiliated Money Market Fund - 2.1%
United States - 2.1%
Goldman Sachs Financial Square Government Fund - Institutional Shares					1,845,855	$1,846	$1,846	(8) (9)
Total Investments in Affiliated Money Market Fund						1,846	1,846
Total Investments and Investments in Affiliated Money Market Fund - 175.2%						$151,087	$150,788

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR, including SOFR adjustment, if any, ("S") at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2025, 1 month S was 4.32% and 3 month S was 4.29%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2025.

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

(7)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.

(8)	The annualized seven-day yield as of June 30, 2025 is 4.21%.

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

Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2025. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025
Accelerated amortization of upfront loan origination fees and unamortized discounts	$1	$1

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the “Custodian”). As of June 30, 2025 and December 31, 2024, the Company held an aggregate cash balance of $56,613 and $2,054.

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

Expense Reimbursement

The Investment Adviser will reimburse the Company for any initial offering costs and organization costs borne by the Company in excess of $2,250 in the aggregate (the “Organizational Expenses Cap”). As of the date of this report, the Company has not incurred initial offering costs and organization costs in excess of the Organizational Expenses Cap.

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

“Ordinary Operating Expenses” means the operating expenses of the Company, excluding (i) offering costs and organization costs, (ii) interest, fees and other expenses payable on certain financings, (iii) taxes, (iv) the Management Fee (as defined below), (v) brokers’ commissions and (vi) costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or dispute in connection with the Company’s business and the amount of any judgment or settlement paid in connection therewith, or the enforcement of the Company’s rights against any person and indemnification or contribution expenses payable by the Company to any person and other extraordinary expenses not incurred in the ordinary course of the Company’s business.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial statements.

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

For the three and six months ended June 30, 2025, Management Fees amounted to $299 and $552. As of June 30, 2025, $299 remained payable. There were no Management Fees incurred for the period from May 1, 2024 (inception) to June 30, 2024.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (in such capacity, the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company pays the Administrator fees for its services as the Company determines are commercially reasonable in its sole discretion. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. The Administrator also serves as the Company’s Custodian. Administration and Custodian fees are included in the Statements of Operations as Other general and administrative expenses.

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $75 and $145. As of June 30, 2025, $66 remained payable. There were no Administrator or Custodian fees incurred for services provided for the period from May 1, 2024 (inception) to June 30, 2024.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”) with State Street Bank and Trust Company, pursuant to which State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”) and disbursing agent. Transfer Agent fees are included in the Statements of Operations as Other general and administrative expenses.

For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $13 and $26. As of June 30, 2025, $39 remained payable. There were no fees incurred for the services provided by the Transfer Agent for the period from May 1, 2024 (inception) to June 30, 2024.

Affiliates

GSAM Holdings, LLC owned 144,009 and 105,047 of the Company's Units as of June 30, 2025 and December 31, 2024. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$68,997	$145,009	$(212,160)	$—	$—	$1,846	$174
Total Non-Controlled Affiliates	$68,997	$145,009	$(212,160)	$—	$—	$1,846	$174
For the period from May 1, 2024 (inception) to December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$—	$110,092	$(41,095)	$—	$—	$68,997	$183
Total Non-Controlled Affiliates	$—	$110,092	$(41,095)	$—	$—	$68,997	$183
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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2025 and December 31, 2024, there were $13 and $49, respectively, included within Professional fees payable, $0 and $37, respectively, included within Accrued deferred offering costs, and $0 and $25, respectively, included within Accrued organization costs, that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$149,241	$148,942	$34,111	$34,104
Total	$149,241	$148,942	$34,111	$34,104

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	As of
	June 30, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Diversified Consumer Services	16.0%	27.8%	—%	—%
Commercial Services & Supplies	15.0	25.9	—	—
IT Services	14.6	25.3	45.2	24.7
Software	13.8	23.8	—	—
Food Products	13.5	23.5	21.7	11.9
Machinery	13.1	22.7	33.1	18.1
Financial Services	5.2	9.0	—	—
Household Products	3.7	6.3	—	—
Wireless Telecommunication Services	3.7	6.3	—	—
Health Care Technology	1.4	2.5	—	—
Air Freight & Logistics	— (1)	— (1)	—	—
Total	100.0%	173.1%	100.0%	54.7%

(1) Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

	As of
Geographic	June 30, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)	Valuation Techniques(2)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(3)	Weighted Average(4)
As of June 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$93,950	Discounted cash flows	Discount Rate	8.5% - 9.2%	9.1%

(1)
As of June 30, 2025, included within Level 3 assets of $148,942 is an amount of $54,992 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $93,950 or 63.1% of Level 3 bank loans, corporate debt, and other debt obligations.
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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	As of
	June 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$148,942	$148,942	$—	$—	$34,104	$34,104
Investments in Affiliated Money Market Fund	1,846	—	—	1,846	68,997	—	—	68,997
Total	$1,846	$—	$148,942	$150,788	$68,997	$—	$34,104	$103,101

The following table presents a summary of changes in fair value of Level 3 assets by investment type following the commencement of investment operations:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2025
1st Lien/Senior Secured Debt	$34,104	$116,680	$—	$(292)	$(1,646)	$96	$—	$—	$148,942	$(292)
Total assets	$34,104	$116,680	$—	$(292)	$(1,646)	$96	$—	$—	$148,942	$(292)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2025 and December 31, 2024, approximates its carrying value because the SCB Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 1, 2024, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 170% and 238%.

The Company's outstanding debt was as follows:

	As of
	June 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
SCB Revolving Credit Facility	$300,000	$177,500	$122,500	$300,000	$255,000	$45,000
Total debt	$300,000	$177,500	$122,500	$300,000	$255,000	$45,000

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

The SCB Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The SCB Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of June 30, 2025, the Company was in compliance with these covenants.

Costs of $2,601 were incurred in connection with obtaining the SCB Revolving Credit Facility, which have been recorded as deferred financing costs in the Statements of Financial Condition and are being amortized over the life of the SCB Revolving Credit Facility using the straight-line method. As of June 30, 2025 and December 31, 2024, outstanding deferred financing costs were $1,608 and $2,205.

The following table presents the summary information of the SCB Revolving Credit Facility:

	For the Three Months Ended	For the period from May 1, 2024 (inception) to	For the Six Months Ended	For the period from May 1, 2024 (inception) to
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Borrowing interest expense	$716	$—	$860	$—
Facility fees	173	—	368	—
Amortization of financing costs	324	—	651	—
Total	$1,213	$—	$1,879	$—
Weighted average interest rate	6.41%	—	6.41%	—
Average outstanding balance	$44,797	$—	$27,030	$—

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	As of
	June 30, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$927,010	$838,935	9.50%	$927,010	$862,110	7.00%

Portfolio Company Commitments

The Company may enter into investment commitments through signed commitment letters. In many circumstances, borrower acceptance and final terms are subject to transaction-related contingencies. These are disclosed as commitments upon execution of a final agreement. As of June 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	As of
	June 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Accommodations Plus Technologies LLC	$1,199	$—
Airwavz Solutions, Inc.	1,830	—
Ark Data Centers, LLC	11,293	12,133
Celero Commerce LLC	2,472	—
Convenient Payments Acquisition, Inc.	548	—
CURiO Brands LLC	1,346	—
Curriculum Associates, LLC	11,098	—
Frontline Road Safety Operations, LLC	5,527	—
Ideal Components Acquisition, LLC (dba Ideal Tridon)	2,465	—
KPA Parent Holdings, Inc.	2,480	—
Octane Purchaser, Inc. (dba Office Ally)	1,576	—
Rotation Buyer, LLC (dba Rotating Machinery Services)	2,878	3,959
Rubix Foods, LLC	1,015	—
Splash Car Wash, Inc.	3,616	—
Tropical Bidco, LLC (dba Tropical Cheese)	1,158	965
Wellness AcquisitionCo, Inc. (dba SPINS)	550	—
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	10,692	—
Total 1st Lien/Senior Secured Debt	$61,743	$17,057
Total	$61,743	$17,057

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2025
March 26, 2025	1,337,678	$23,175
Total capital drawdowns	1,337,678	$23,175
For the period from May 1, 2024 (inception) to June 30, 2024
May 1, 2024	500	$10
Total capital drawdowns	500	$10

Distributions

The following table reflects the distributions declared on the Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months Ended June 30, 2025
May 7, 2025	July 2, 2025	August 8, 2025	$0.25

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended	For the period from May 1, 2024 (inception) to	For the Six Months Ended	For the period from May 1, 2024 (inception) to
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net increase (decrease) in Members' Capital from operations	$835	$(1,144)	$557	$(1,144)
Weighted average Units outstanding	4,927,640	500	4,306,839	500
Basic and diluted earnings (loss) per Unit	$0.17	$(2,288.00)	$0.13	$(2,288.00)

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the period presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company following the commencement of investment operations:

For the Six Months Ended
June 30, 2025
Per Unit Data:(1)
Members' Capital, beginning of period	$17.36
Net investment income (loss)	0.20
Net realized and unrealized gains (losses)(2)	(0.10)
Net increase (decrease) in Members' Capital from operations(2)	$0.10
Members' Capital, end of period	$17.46
Units outstanding, end of period	4,927,640
Weighted average units outstanding	4,306,839
Total return based on Members' Capital(3)	0.58%
Supplemental Data/Ratio(4):
Members' Capital, end of period.	$86,043
Ratio of total expenses to average Members' Capital	9.57%
Ratio of total expenses (without interest and other debt expenses) to average Members' Capital	4.50%
Ratio of interest and other debt expenses to average Members' Capital	5.07%
Ratio of net investment income (loss) to average Members' Capital	2.29%
Portfolio turnover	2%

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

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2025 through September 30, 2025, which will be payable on or about October 29, 2025 to Unitholders of record as of October 2, 2025.

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we intend to elect to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2024. From our inception on May 1, 2024 through June 30, 2025, we originated approximately $210.9 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments.

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

The Investment Adviser will reimburse us for any initial offering costs and Organizational Expenses (as defined below) borne by us in excess of $2.25 million in the aggregate (the “Organizational Expenses Cap”). As of the date of this report, we have not incurred initial offering costs and Organizational Expenses in excess of the Organizational Expenses Cap.

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

Our initial offering costs (other than the Organizational Expenses) were amortized to expense over a twelve-month period on a straight-line basis, beginning on May 1, 2024. The effect of this accounting treatment was not material to our financial statements.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$149.24	$148.94	$34.11	$34.10
Total investments	$149.24	$148.94	$34.11	$34.10

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.4%	9.4%	9.4%	9.4%
Total Portfolio	9.4%	9.4%	9.4%	9.4%
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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2025		December 31, 2024
Number of portfolio companies	17		3
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.3	x	5.9	x
Weighted average interest coverage(3)	2.0	x	1.9	x
Median EBITDA(3)	$57.20 million		$44.18 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.

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

As of June 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 3.7% and 0.0% of total debt investments at fair value.

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

As of
	June 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	148.94	100.0	34.10	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$148.94	100.0%	$34.10	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$149.24	100.0%	$34.11	100.0%
Non-accrual	—	—	—	—
Total Investments	$149.24	100.0%	$34.11	100.0%

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

The following table shows our investment activity by investment type(1):

For the Three Months Ended
June 30, 2025
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$89.02
Total	$89.02
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.09
Total	$0.09
Net increase in portfolio	$88.93
Number of new portfolio companies with new investment commitments	8
Total new investment commitment amount in new portfolio companies	$84.93
Average new investment commitment amount in new portfolio companies	$10.62
Number of existing portfolio companies with new investment commitments	1
Total new investment commitment amount in existing portfolio companies	$4.09
Weighted average remaining term for new investment commitments (in years)(2)	6.5
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.3%
Weighted average yield on new investment commitments(5)	9.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	9.2%
Weighted average yield on investments sold or repaid(7)	9.2%
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended	For the period from May 1, 2024 (inception) to	For the Six Months Ended	For the period from May 1, 2024 (inception) to
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Total investment income	$2.98	$—	$4.40	$—
Total expenses	(1.99)	(1.14)	(3.55)	(1.14)
Net investment income (loss)	$0.99	$(1.14)	$0.85	$(1.14)
Net realized gain (loss) on investments	—	—	—	—
Net unrealized appreciation (depreciation) on investments	(0.15)	—	(0.29)	—
Net realized and unrealized gains (losses)	(0.15)	—	(0.29)	—
Net increase (decrease) in members' capital from operations	$0.84	$(1.14)	$0.56	$(1.14)

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended	For the period from May 1, 2024 (inception) to	For the Six Months Ended	For the period from May 1, 2024 (inception) to
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest	$2.88	$—	$4.11	$—
Dividend income	0.03	—	0.17	—
Other income	0.07	—	0.12	—
Total investment income	$2.98	$—	$4.40	$—

Investment income for the three and six months ended June 30, 2025 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended	For the period from May 1, 2024 (inception) to	For the Six Months Ended	For the period from May 1, 2024 (inception) to
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	($ in millions)
Interest and other debt expenses	$1.21	$—	$1.88	$—
Management fees	0.30	—	0.55	—
Professional fees	0.19	—	0.34	—
Offering costs	0.11	0.17	0.43	0.17
Directors’ fees	0.03	0.02	0.06	0.02
Organization costs	—	0.93	—	0.93
Other general and administrative expenses	0.15	0.02	0.29	0.02
Total expenses	$1.99	$1.14	$3.55	$1.14
•
Interest and other debt expenses for the three and six months ended June 30, 2025 was $1.21 million and $1.88 million, which related to the SCB Revolving Credit Facility.
•
For the three and six months ended June 30, 2025, Management Fees amounted to $0.30 million and $0.55 million.

•
We have incurred expenses related to our formation, organization and offering of our Units. For the three and six months ended June 30, 2025, we accrued offering costs of $0.11 million and $0.43 million. For the period from May 1, 2024 (inception) to June 30, 2024, we accrued organization costs of $0.93 million and accrued offering costs of $0.17 million.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2025, there were no realized gains or losses.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2025	June 30, 2025
	($ in millions)
Unrealized appreciation	$0.01	$0.01
Unrealized depreciation	(0.16)	(0.30)
Net change in unrealized appreciation (depreciation) on investments	$(0.15)	$(0.29)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2025
	($ in millions)
Portfolio company:
Ark Data Centers, LLC	$(0.08)		$(0.19)
Frontline Road Safety Operations, LLC	(0.03)		(0.03)
KPA Parent Holdings, Inc.	(0.01)		(0.01)
Splash Car Wash, Inc.	(0.01)		(0.01)
Celero Commerce LLC	(0.01)		(0.01)
Other, net (1)	(0.01)		(0.02)
Rotation Buyer, LLC (dba Rotating Machinery Services)	—	(2)	(0.02)
Total	$(0.15)		$(0.29)

(1)
For the three and six months ended June 30, 2025, Other, net includes gross unrealized appreciation of $0.01 million and $0.01 million, and gross unrealized depreciation of $(0.02) million and $(0.03) million.
(2)
Amount rounds to less than $0.01 million.

We present net change in unrealized appreciation (depreciation) on investments following the commencement of investment operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Second Amended and Restated Limited Liability Company Agreement (as amended and/or restated or otherwise modified from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 170% and 238%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	As of
	June 30, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$927.01	$838.94	9.50%	$927.01	$862.11	7.00%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2025
March 26, 2025	1,337,678	$23.18
Total capital drawdowns	1,337,678	$23.18
For the period from May 1, 2024 (inception) to June 30, 2024
May 1, 2024	500	$0.01
Total capital drawdowns	500	$0.01

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, we pay a Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty, in accordance with the terms of the LLC Agreement. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SCB Revolving Credit Facility	$122.50	$—	$122.50	$—	$—

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

For further details on our SCB Revolving Credit Facility, see Note 6 “Debt—SCB Revolving Credit Facility” to our financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2025	December 31, 2024
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$61.74	$17.06
Total	$61.74	$17.06

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

RECENT DEVELOPMENTS

Resignation and Appointment of Officers

On July 15, 2025, Alex Chi notified us of his intention to resign from his position as Co-Chief Executive Officer and Co-President. Mr. Chi ceased serving as the principal executive officer, Co-Chief Executive Officer and Co-President, effective on August 7, 2025. Mr. Chi’s resignation was not the result of any disagreement with us.

On July 18, 2025, our Board of Directors appointed Vivek Bantwal, age 48, as Co-Chief Executive Officer, effective on August 7, 2025. Mr. Bantwal was also appointed as the co-principal executive officer, succeeding Mr. Chi. Mr. Bantwal was also appointed as Co-Chief Executive Officer of Goldman Sachs BDC, Inc. (“GSBD”), Silver Capital Holdings LLC (“SCH”), Goldman Sachs Private Middle Market Credit II LLC (“PMMC II”), Goldman Sachs Middle Market Lending Corp. II (“MMLC II”), Phillip Street Middle Market Lending Fund LLC (“PSLF”) and Goldman Sachs Private Credit Corp. (“GSCR”).

Effective on August 7, 2025, David Miller ceased serving as our Co-President and Co-President of GSBD, SCH, PMMC II, MMLC II, PSLF and GSCR. Mr. Miller will continue serving in his role as our Co-Chief Executive Officer and Co-Chief Executive Officer of GSBD, SCH, PMMC II, MMLC II, PSLF and GSCR.

On July 18, 2025, our Board of Directors appointed Tucker Greene, age 50, as our President, effective on August 7, 2025. Mr. Greene will serve as our President, succeeding Mr. Chi and Mr. Miller. Mr. Greene was also appointed as President of GSBD, SCH, PMMC II, MMLC II, PSLF and GSCR. Mr. Greene will also continue serving in his role as our Chief Operating Officer and the Chief Operating Officer of each of GSBD, SCH, PMMC II, MMLC II, PSLF and GSCR.

As of the date of this report, the Private Credit Investment Committee consists of the following members: Rich Friedman, James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts, Nicole Agnew and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups.

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2025 through September 30, 2025, which will be payable on or about October 29, 2025 to Unitholders of record as of October 2, 2025.

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

As of June 30, 2025 and December 31, 2024, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Additionally, our borrowings under the SCB Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2025 Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	3.68	(3.41)	0.27
Up 200 basis points	2.46	(2.27)	0.19
Up 100 basis points	1.23	(1.14)	0.09
Up 75 basis points	0.92	(0.85)	0.07
Up 50 basis points	0.61	(0.57)	0.04
Up 25 basis points	0.31	(0.28)	0.03
Down 25 basis points	(0.31)	0.28	(0.03)
Down 50 basis points	(0.61)	0.57	(0.04)
Down 75 basis points	(0.92)	0.85	(0.07)
Down 100 basis points	(1.23)	1.14	(0.09)
Down 200 basis points	(2.46)	2.27	(0.19)
Down 300 basis points	(3.68)	3.41	(0.27)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2025
March 26, 2025	1,337,678	$23.18
Total capital drawdowns	1,337,678	$23.18
For the period from May 1, 2024 (inception) to June 30, 2024
May 1, 2024	500	$0.01
Total capital drawdowns	500	$0.01

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

WEST BAY BDC LLC

Date: August 12, 2025	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 12, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)