Form 10-Q
period 2025-09-30
West Bay BDC LLC
filed 2025-11-12
CIK 2020354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 7,585,578 limited liability company common units outstanding.

West Bay BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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
•
changes in political, economic, social or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of any pandemic or epidemic and a prolonged United States government shutdown;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

West Bay BDC LLC

Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $262,940 and $34,111)	$262,608	$34,104
Investments in affiliated money market fund (cost of $32,797 and $68,997)	32,797	68,997
Cash	4,289	2,054
Interest and dividends receivable	1,513	47
Deferred financing costs	1,281	2,205
Deferred offering costs	—	428
Other assets	169	103
Total assets	$302,657	$107,938
Liabilities
Debt	$168,000	$45,000
Interest and other debt expenses payable	1,057	204
Management fees payable	379	69
Accrued deferred offering costs	—	37
Accrued organization costs	—	25
Accrued expenses and other liabilities	284	292
Total liabilities	$169,720	$45,627
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (7,585,578 and 3,589,962 units issued and outstanding as of September 30, 2025 and December 31, 2024)	132,631	63,106
Distributable earnings (loss)	306	(795)
Total members' capital	$132,937	$62,311
Total liabilities and members' capital	$302,657	$107,938
Net asset value per unit	$17.52	$17.36

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Investment income:
From non-controlled/non-affiliated investments:
Interest income	$4,644	$—	$8,750	$—
Other income	89	—	206	—
From non-controlled affiliated investments:
Dividend income	126	2	300	2
Total investment income	$4,859	$2	$9,256	$2
Expenses:
Interest and other debt expenses	$2,402	$42	$4,281	$42
Management fees	379	—	931	—
Professional fees	88	100	428	100
Offering costs	—	390	427	564
Directors’ fees	30	27	88	44
Organization costs	—	(124)	—	804
Other general and administrative expenses	151	121	443	146
Total expenses	$3,050	$556	$6,598	$1,700
Net investment income (loss)	$1,809	$(554)	$2,658	$(1,698)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(33)	—	(325)	—
Net realized and unrealized gains (losses)	$(33)	$—	$(325)	$—
Net increase (decrease) in members' capital from operations	$1,776	$(554)	$2,333	$(1,698)
Weighted average units outstanding	5,187,655	500	4,603,671	500
Basic and diluted net investment income (loss) per unit	$0.35	$(1,108.00)	$0.58	$(3,396.00)
Basic and diluted earnings (loss) per unit	$0.34	$(1,108.00)	$0.51	$(3,396.00)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Members' capital at beginning of period	$86,043	$(1,134)	$62,311	$—
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$1,809	$(554)	$2,658	$(1,698)
Net realized gain (loss)	—	—	—	—
Net change in unrealized appreciation (depreciation)	(33)	—	(325)	—
Net increase (decrease) in members' capital from operations	$1,776	$(554)	$2,333	$(1,698)
Distributions to members from:
Distributable earnings	$(1,232)	$—	$(1,232)	$—
Total distributions to members	$(1,232)	$—	$(1,232)	$—
Capital transactions:
Issuance of common units	$46,350	$—	$69,525	$10
Net increase in members' capital from capital transactions	$46,350	$—	$69,525	$10
Total increase (decrease) in members' capital	$46,894	$(554)	$70,626	$(1,688)
Members' capital at end of period	$132,937	$(1,688)	$132,937	$(1,688)
Distributions recorded per unit	$0.25	$—	$0.25	$—

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$2,333	$(1,698)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(233,190)	—
Payment-in-kind interest capitalized	(279)	—
Investments in affiliated money market fund, net	36,200	(2,862)
Proceeds from sales of investments and principal repayments	4,827	—
Net change in unrealized (appreciation) depreciation on investments	325	—
Amortization of premium and accretion of discount, net	(187)	—
Amortization of deferred financing costs	978	21
Amortization of deferred offering costs	427	564
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(1,466)	—
(Increase) decrease in other assets	(66)	—
Increase (decrease) in interest and other debt expenses payable	853	(29)
Increase (decrease) in management fees payable	310	—
Increase (decrease) in accrued organization costs	(25)	804
Increase (decrease) in accrued expenses and other liabilities	(8)	290
Net cash provided by (used for) operating activities	$(188,968)	$(2,910)
Cash flows from financing activities:
Proceeds from issuance of common units	$69,525	$10
Offering costs paid	(36)	—
Distributions paid	(1,232)	—
Financing costs paid	(54)	(2,100)
Borrowings on debt	281,000	7,000
Repayments of debt	(158,000)	—
Net cash provided by (used for) financing activities	$191,203	$4,910
Net increase (decrease) in cash	$2,235	$2,000
Cash, beginning of period	2,054	—
Cash, end of period	$4,289	$2,000
Supplemental and non-cash activities
Interest expense paid	$2,449	$—
Accrued but unpaid deferred financing costs	$—	$500
Accrued but unpaid offering costs	$—	$1,345

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Schedule of Investments as of September 30, 2025

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment(1)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 197.5%
United States - 197.5%
1st Lien/Senior Secured Debt - 197.5%
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.00%	S + 5.00%	09/30/31	$5,716	$5,659	$5,659	(5)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	2,303	(12)	(12)	(5) (6)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	1,356	(14)	(14)	(5) (6)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	9.06%	S + 4.75%	08/02/32	7,394	7,321	7,320	(5)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	2,263	(11)	(11)	(5) (6)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.92%	S + 4.75%	08/02/32	881	306	306	(5) (6)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	251	(2)	(3)	(5) (6)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.75%	S + 4.75%	09/24/31	2,939	2,902	2,902	(5)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies		S + 4.75%	09/24/31	1,679	(21)	(21)	(5) (6)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies		S + 4.75%	09/24/31	840	(10)	(10)	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.91%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	16,521	16,368	16,355	(5) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.91%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	8,968	8,541	8,535	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.91%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,790	463	460	(5) (6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	9.07%	S + 4.75%	08/05/32	3,373	3,340	3,340	(5)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32	1,030	(5)	(5)	(5) (6)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	9.07%	S + 4.75%	08/05/32	901	249	248	(5) (6)
Curriculum Associates, LLC	Diversified Consumer Services	8.91%	S + 4.75%	05/07/32	16,902	16,802	16,818	(5) (7)
Curriculum Associates, LLC	Diversified Consumer Services		S + 4.75%	05/07/32	11,098	(32)	(55)	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services	9.03%	S + 5.00%	03/17/32	7,970	7,916	7,910	(5) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	1,500	(8)	(11)	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	1,339	(9)	(10)	(5) (6) (7)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.81%	S + 4.50%	07/30/32	9,099	9,010	9,008	(5)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32	1,137	(11)	(11)	(5) (6)
Celero Commerce LLC	Financial Services	9.31%	S + 5.00%	02/28/31	7,786	7,732	7,728	(5) (7)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	1,854	(6)	(14)	(5) (6) (7)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	618	(4)	(5)	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	9.48%	S + 5.25%	08/08/31	13,384	13,253	13,251	(5)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31	4,461	(22)	(22)	(5) (6)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31	1,487	(15)	(15)	(5) (6)
Rubix Foods, LLC	Food Products	8.91%	S + 4.75%	04/30/31	13,115	12,991	12,984	(5) (7)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31	1,015	(9)	(10)	(5) (6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.75%	S + 4.75%	12/11/30	6,991	6,897	6,921	(5) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30	1,158	(15)	(12)	(5) (6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services	9.33%	S + 5.00%	12/18/29	25,348	25,291	25,290	(5)
SpecialtyCare, Inc.	Health Care Providers & Services	8.12%	S + 3.75%	12/18/29	1,777	136	135	(5) (6)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 5.00%	12/18/29	876	(4)	(4)	(5) (6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.41%	S + 4.25%	05/19/32	2,139	2,129	2,129	(5) (7)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	$1,126	$—	$(6)	(5) (6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	450	(2)	(2)	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	10.00%	S + 6.00%	09/30/31	11,517	11,401	11,401	(5)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.00%	09/30/31	1,645	(16)	(16)	(5) (6)
CURiO Brands LLC	Household Products	9.25%	S + 5.25%	04/02/31	5,505	5,454	5,450	(5) (7)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	897	(4)	(9)	(5) (6) (7)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	449	(4)	(4)	(5) (6) (7)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	12/31/32	10,565	—	—	(5) (6)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	12/31/32	1,781	—	—	(5) (6)
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	Insurance		S + 4.50%	12/31/32	1,567	—	—	(5) (6)
Ark Data Centers, LLC	IT Services	8.75%	S + 4.75%	11/27/30	15,867	15,584	15,510	(5) (7)
Ark Data Centers, LLC	IT Services	9.02%	S + 4.75%	11/27/30	9,333	2,045	1,937	(5) (6) (7)
Ark Data Centers, LLC	IT Services	8.86%	S + 4.75%	11/27/30	2,800	1,072	1,057	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.75%	S + 4.75%	01/22/29	4,834	4,821	4,810	(5) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	550	(1)	(3)	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.75%	S + 4.75%	01/22/29	463	458	461	(5) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.75%	S + 4.75%	01/22/29	379	375	377	(5) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.00%	S + 5.00%	06/30/32	7,320	7,248	7,246	(5) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,344	(6)	(13)	(5) (6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,120	(11)	(11)	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.75%	S + 4.75%	12/26/31	11,067	10,965	10,956	(5) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.94%	S + 4.75%	12/26/31	2,848	690	678	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.80%	S + 4.75%	12/26/31	1,426	563	562	(5) (6) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.66%	S + 4.50%	08/18/32	15,966	15,867	15,866	(5)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	8,581	(42)	(43)	(5) (6)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	3,428	(31)	(32)	(5) (6)
Accommodations Plus Technologies LLC	Software	8.70%	S + 4.50%	05/28/32	7,775	7,700	7,697	(5) (7)
Accommodations Plus Technologies LLC	Software		S + 4.50%	05/28/32	1,199	(11)	(12)	(5) (6) (7)
Convenient Payments Acquisition, Inc.	Software	10.16%	S + 6.00%	12/31/26	2,676	2,659	2,656	(5) (7)
Convenient Payments Acquisition, Inc.	Software	10.16%	S + 6.00%	12/31/26	394	329	328	(5) (6) (7)
Convenient Payments Acquisition, Inc.	Software	10.17%	S + 6.00%	12/31/26	197	41	41	(5) (6) (7)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.75%	07/30/32	13,924	—	—	(5) (6)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Schedule of Investments as of September 30, 2025 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	08/19/32	$3,288	$—	$—	(5) (6)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	07/30/29	1,267	—	—	(5) (6)
KPA Parent Holdings, Inc.	Software	8.91%	S + 4.75%	03/12/32	10,214	10,117	10,111	(5) (7)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	1,459	(7)	(15)	(5) (6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.75%	03/12/32	1,021	(9)	(10)	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software	8.50%	S + 4.50%	09/27/32	13,077	12,979	12,979	(5)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/27/32	3,170	(12)	(12)	(5) (6)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31	1,585	(12)	(12)	(5) (6)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31	713	(5)	(5)	(5) (6)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32	6,405	—	—	(5) (6)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32	1,666	—	—	(5) (6)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32	1,000	—	—	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.71%	S + 5.25%	03/31/27	1,965	551	545	(5) (6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.71%	S + 5.25%	03/31/27	1,960	1,943	1,940	(5) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.71%	S + 5.25%	03/31/27	1,960	1,943	1,940	(5) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.71%	S + 5.25%	03/31/27	1,225	1,214	1,213	(5) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	246	(2)	(2)	(5) (6) (7)
Total 1st Lien/Senior Secured Debt						262,940	262,608
Total United States						$262,940	$262,608
Total Debt Investments						$262,940	$262,608
Investments in Affiliated Money Market Fund - 24.7%
United States - 24.7%
Goldman Sachs Financial Square Government Fund - Institutional Shares					32,797,178	$32,797	$32,797	(8) (9)
Total United States						$32,797	$32,797
Total Investments in Affiliated Money Market Fund						$32,797	$32,797
Total Investments and Investments in Affiliated Money Market Fund - 222.2%						$295,737	$295,405

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR, including SOFR adjustment, if any, ("S") at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2025, 1 month S was 4.13% and 3 month S was 3.98%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2025.

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

(6)

Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on a loan. The negative fair value, if applicable, is the result of the capitalized discount on a loan. See Note 7 "Commitments and Contingencies".

(7)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.

(8)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(9)	The annualized seven-day yield as of September 30, 2025 is 4.03%. PIK – Payment-In-Kind

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

West Bay BDC LLC

Notes to the Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

West Bay BDC LLC (the “Company”) is a Delaware limited liability company that was formed on February 26, 2024. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”), and the Company expects to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2024.

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

Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 4, 2025. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
Accelerated amortization of upfront loan origination fees and unamortized discounts	$6	$7

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the “Custodian”). As of September 30, 2025 and December 31, 2024, the Company held an aggregate cash balance of $4,289 and $2,054.

Income Taxes

The Company has elected to be treated as a RIC, commencing with its taxable year ended December 31, 2024. So long as the Company maintains its qualification for tax treatment as a RIC, it will generally not be required to pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its unitholders (the “Unitholders”) as dividends. As a result, any U.S. federal income tax liability related to income earned and distributed by the Company represents obligations of the Company’s Unitholders and will not be reflected in the financial statements of the Company.

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

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officer. The CODM uses Net increase (decrease) in members' capital from operations in the Company’s Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluation of the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Statements of Financial Condition as “Total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

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

For the three and nine months ended September 30, 2025, Management Fees amounted to $379 and $931. As of September 30, 2025, $379 remained payable. There were no Management Fees incurred for the three months ended September 30, 2024 and the period from May 1, 2024 (inception) to September 30, 2024.

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

For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $84 and $229. As of September 30, 2025, $69 remained payable. For the three months ended September 30, 2024 and for the period from May 1, 2024 (inception) to September 30, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $66 and $66.

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

For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $10 and $36. As of September 30, 2025, $15 remained payable. There were no fees incurred for the services provided by the Transfer Agent for the three months ended September 30, 2024 and for the period from May 1, 2024 (inception) to September 30, 2024.

Affiliates

GSAM Holdings, LLC owned 221,425 and 105,047 of the Company's Units as of September 30, 2025 and December 31, 2024. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$68,997	$297,401	$(333,601)	$—	$—	$32,797	$300
Total Non-Controlled Affiliates	$68,997	$297,401	$(333,601)	$—	$—	$32,797	$300
For the period from May 1, 2024 (inception) to December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$—	$110,092	$(41,095)	$—	$—	$68,997	$183
Total Non-Controlled Affiliates	$—	$110,092	$(41,095)	$—	$—	$68,997	$183
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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2025 and December 31, 2024, there were $19 and $49, respectively, included within Professional fees payable, $0 and $37, respectively, included within Accrued deferred offering costs, and $0 and $25, respectively, included within Accrued organization costs, that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$262,940	$262,608	$34,111	$34,104
Total	$262,940	$262,608	$34,111	$34,104

The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	As of
	September 30, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	12.9%	25.4%	—%	—%
Commercial Services & Supplies	12.1	23.9	—	—
Financial Services	11.4	22.5	—	—
Health Care Providers & Services	9.7	19.1	—	—
Diversified Consumer Services	9.4	18.5	—	—
IT Services	9.2	18.2	45.2	24.7
Food Products	7.6	15.0	21.7	11.9
Machinery	7.4	14.6	33.1	18.1
Professional Services	6.0	11.9	—	—
Health Care Technology	5.1	10.2	—	—
Air Freight & Logistics	2.9	5.7	—	—
Wireless Telecommunication Services	2.1	4.2	—	—
Aerospace & Defense	2.1	4.2	—	—
Household Products	2.1	4.1	—	—
Insurance	— (1)	— (1)	—	—
Total	100.0%	197.5%	100.0%	54.7%

(1) Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

	As of
Geographic	September 30, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)	Valuation Techniques(2)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(3)	Weighted Average(4)
As of September 30, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$155,151	Discounted cash flows	Discount Rate	8.2% - 9.7%	8.8%

(1)
As of September 30, 2025, included within Level 3 assets of $262,608 is an amount of $107,457 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $155,151, or 59.1%, of Level 3 bank loans, corporate debt, and other debt obligations.
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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	As of
	September 30, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$262,608	$262,608	$—	$—	$34,104	$34,104
Investments in Affiliated Money Market Fund	32,797	—	—	32,797	68,997	—	—	68,997
Total	$32,797	$—	$262,608	$295,405	$68,997	$—	$34,104	$103,101

The following table presents a summary of changes in fair value of Level 3 assets by investment type following the commencement of investment operations:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2025
1st Lien/Senior Secured Debt	$34,104	$233,469	$—	$(325)	$(4,827)	$187	$—	$—	$262,608	$(325)
Total assets	$34,104	$233,469	$—	$(325)	$(4,827)	$187	$—	$—	$262,608	$(325)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2025 and December 31, 2024, approximates its carrying value because the SCB Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 1, 2024, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 179% and 238%.

The Company's outstanding debt was as follows:

	As of
	September 30, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
SCB Revolving Credit Facility	$300,000	$132,000	$168,000	$300,000	$255,000	$45,000
Total debt	$300,000	$132,000	$168,000	$300,000	$255,000	$45,000

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

The SCB Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The SCB Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of September 30, 2025, the Company was in compliance with these covenants.

Costs of $2,601 were incurred in connection with obtaining the SCB Revolving Credit Facility, which have been recorded as deferred financing costs in the Statements of Financial Condition and are being amortized over the life of the SCB Revolving Credit Facility using the straight-line method. As of September 30, 2025 and December 31, 2024, outstanding deferred financing costs were $1,281 and $2,205.

The following table presents the summary information of the SCB Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Borrowing interest expense	$1,947	$8	$2,807	$8
Facility fees	128	13	496	13
Amortization of financing costs	327	21	978	21
Total	$2,402	$42	$4,281	$42
Weighted average interest rate	6.40%	6.97%	6.40%	6.97%
Average outstanding balance	$120,723	$7,000	$58,604	$7,000

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	As of
	September 30, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$927,010	$792,585	14.50%	$927,010	$862,110	7.00%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. The Company may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of the Company. The Company would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of September 30, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	As of
	September 30, 2025	December 31, 2024
1st Lien/Senior Secured Debt
Accommodations Plus Technologies LLC	$1,199	$—
Airwavz Solutions, Inc.	1,646	—
Ark Data Centers, LLC	8,867	12,133
BCTO Bluebill Buyer, Inc. (dba Ren)	1,137	—
Celero Commerce LLC	2,472	—
Convenient Payments Acquisition, Inc.	216	—
CURiO Brands LLC	1,346	—
Curriculum Associates, LLC	11,098	—
Edition Holdings, Inc. (dba Enverus)	18,417	—
EnviroSmart, LLC (dba ES Integrated)	2,519	—
Frontline Road Safety Operations, LLC	2,645	—
Fullsteam Operations LLC	5,949	—
Ideal Components Acquisition, LLC (dba Ideal Tridon)	2,465	—
Iris Specialty Acquisition LLC (dba Integrated Specialty Coverages)	13,847	—
KPA Parent Holdings, Inc.	2,480	—
Lobos Parent, Inc. (dba NEOGOV)	5,469	—
ML Holdco, LLC (dba MeridianLink)	9,030	—
Octane Purchaser, Inc. (dba Office Ally)	1,576	—
PAS Parent Inc. (dba Pace Analytical)	12,009	—
PDDS Holdco, Inc. (dba Planet DDS)	1,645	—
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	3,659	—
Rotation Buyer, LLC (dba Rotating Machinery Services)	2,992	3,959
Rubix Foods, LLC	1,015	—
SpecialtyCare, Inc.	2,510	—
Splash Car Wash, Inc.	2,839	—
Tropical Bidco, LLC (dba Tropical Cheese)	1,158	965
Wellness AcquisitionCo, Inc. (dba SPINS)	550	—
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	1,674	—
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	3,080	—
Total 1st Lien/Senior Secured Debt	$125,509	$17,057
Total	$125,509	$17,057

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2025
March 26, 2025	1,337,678	$23,175
September 22, 2025	2,657,938	46,350
Total capital drawdowns	3,995,616	$69,525
For the period from May 1, 2024 (inception) to September 30, 2024
May 1, 2024	500	$10
Total capital drawdowns	500	$10

Distributions

The following table reflects the distributions declared on the Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2025
May 7, 2025	July 2, 2025	August 8, 2025	$0.25
August 6, 2025	October 2, 2025	October 29, 2025	$0.24

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net increase (decrease) in Members' Capital from operations	$1,776	$(554)	$2,333	$(1,698)
Weighted average Units outstanding	5,187,655	500	4,603,671	500
Basic and diluted earnings (loss) per Unit	$0.34	$(1,108.00)	$0.51	$(3,396.00)

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company following the commencement of investment operations:

For the Nine Months Ended
September 30, 2025
Per Unit Data:(1)
Members' Capital, beginning of period	$17.36
Net investment income (loss)	0.58
Net realized and unrealized gains (losses)(2)	(0.17)
Net increase (decrease) in Members' Capital from operations(2)	$0.41
Distributions from net investment income	(0.25)
Total increase (decrease) in Members' Capital	$0.16
Members' Capital, end of period	$17.52
Units outstanding, end of period	7,585,578
Weighted average units outstanding	4,603,671
Total return based on Members' Capital(3)	2.36%
Supplemental Data/Ratio(4):
Members' Capital, end of period.	$132,937
Ratio of total expenses to average Members' Capital	11.00%
Ratio of total expenses (without interest and other debt expenses) to average Members' Capital	3.86%
Ratio of interest and other debt expenses to average Members' Capital	7.14%
Ratio of net investment income (loss) to average Members' Capital	4.44%
Portfolio turnover	4%

(1)
The per Unit data was derived by using the weighted average Units outstanding during the applicable period, except for distributions recorded, which reflects the actual amount of distribution recorded per Unit for the applicable period.
(2)
The amount shown may not correspond for the period as it includes the effect of the timing of capital drawdowns and distributions.
(3)
Calculated as the change in members' capital per Unit during the period plus distributions recorded per Unit, divided by the beginning members' capital per Unit.
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

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2025 through December 31, 2025, which will be payable on or about January 28, 2026 to Unitholders of record as of December 31, 2025.

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2024. From our inception on May 1, 2024 through September 30, 2025, we originated approximately $388.7 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$262.94	$262.61	$34.11	$34.10
Total investments	$262.94	$262.61	$34.11	$34.10

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	9.2%	9.2%	9.4%	9.4%
Total Portfolio	9.2%	9.2%	9.4%	9.4%
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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2025		December 31, 2024
Number of portfolio companies	29		3
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.8	x	5.9	x
Weighted average interest coverage(3)	2.0	x	1.9	x
Median EBITDA(3)	$77.02 million		$44.18 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of September 30, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 6.5% and 0.0% of total debt investments at fair value.

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

As of
	September 30, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	262.61	100.0	34.10	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$262.61	100.0%	$34.10	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$262.94	100.0%	$34.11	100.0%
Non-accrual	—	—	—	—
Total Investments	$262.94	100.0%	$34.11	100.0%

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

The following table shows our investment activity by investment type(1):

For the Three Months Ended
September 30, 2025
($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$177.75
Total	$177.75
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$0.49
Total	$0.49
Net increase in portfolio	$177.26
Number of new portfolio companies with new investment commitments	12
Total new investment commitment amount in new portfolio companies	$177.75
Average new investment commitment amount in new portfolio companies	$14.81
Number of existing portfolio companies with new investment commitments	—
Total new investment commitment amount in existing portfolio companies	$—
Weighted average remaining term for new investment commitments (in years)(2)	6.2
Percentage of new debt investment commitments at floating interest rates	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.1%
Weighted average yield on new investment commitments(5)	9.1%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.8%
Weighted average yield on investments sold or repaid(7)	8.8%
(1)
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended			For the Nine Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024
	($ in millions)
Total investment income	$4.86	$—	(1)	$9.26	$—	(1)
Total expenses	(3.05)	(0.55)		(6.60)	(1.70)
Net investment income (loss)	$1.81	$(0.55)		$2.66	$(1.70)
Net realized gain (loss) on investments	—	—		—	—
Net unrealized appreciation (depreciation) on investments	(0.03)	—		(0.33)	—
Net realized and unrealized gains (losses)	$(0.03)	$—		$(0.33)	$—
Net increase (decrease) in members' capital from operations	$1.78	$(0.55)		$2.33	$(1.70)

(1) Amount rounds to less than $0.01.

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended			For the Nine Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2025	September 30, 2024		September 30, 2025	September 30, 2024
	($ in millions)
Interest	$4.64	$—		$8.75	$—
Dividend income	0.13	—	(1)	0.30	—	(1)
Other income	0.09	—		0.21	—
Total investment income	$4.86	$—		$9.26	$—

(1) Amount rounds to less than $0.01.

Investment income for the three and nine months ended September 30, 2025 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended	For the period from May 1, 2024 (inception) to
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	($ in millions)
Interest and other debt expenses	$2.40	$0.04	$4.28	$0.04
Management fees	0.38	—	0.93	—
Professional fees	0.09	0.10	0.43	0.10
Offering costs	—	0.39	0.43	0.56
Directors’ fees	0.03	0.02	0.09	0.04
Organization costs	—	(0.12)	—	0.80
Other general and administrative expenses	0.15	0.12	0.44	0.16
Total expenses	$3.05	$0.55	$6.60	$1.70
•
Interest and other debt expenses for the three and nine months ended September 30, 2025 was $2.40 million and $4.28 million. For the three months ended September 30, 2024 and the period from May 1, 2024 (inception) to September 30, 2024, we accrued Interest and other debt expenses of $0.04 million. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the periods.
•
For the three and nine months ended September 30, 2025, Management Fees amounted to $0.38 million and $0.93 million. There were no Management Fees incurred for the three months ended September 30, 2024 and the period from May 1, 2024 (inception) to September 30, 2024.

•
We have incurred expenses related to our formation, organization and offering of our Units. For the three and nine months ended September 30, 2025, we accrued offering costs of $0.00 million and $0.43 million. For the three months ended September 30, 2024 and for the period from May 1, 2024 (inception) to September 30, 2024, we accrued offering costs of $0.39 million and $0.56. Offering costs are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2025, there were no realized gains or losses.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2025
	($ in millions)
Unrealized appreciation	$0.05	$0.03
Unrealized depreciation	(0.08)	(0.36)
Net change in unrealized appreciation (depreciation) on investments	$(0.03)	$(0.33)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2025
	($ in millions)
Portfolio company:
Tropical Bidco, LLC (dba Tropical Cheese)	$0.03		$0.03
Frontline Road Safety Operations, LLC	0.01		(0.02)
Splash Car Wash, Inc.	—	(2)	(0.01)
Rotation Buyer, LLC (dba Rotating Machinery Services)	—	(2)	(0.02)
Wellness AcquisitionCo, Inc. (dba SPINS)	—	(2)	(0.01)
Celero Commerce LLC	—	(2)	(0.01)
KPA Parent Holdings, Inc.	—	(2)	(0.02)
Ark Data Centers, LLC	—	(2)	(0.19)
Rubix Foods, LLC	(0.01)		(0.01)
CURiO Brands LLC	(0.01)		(0.01)
Airwavz Solutions, Inc.	(0.01)		(0.01)
Curriculum Associates, LLC	(0.01)		(0.01)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	(0.01)		(0.01)
Other, net (1)	(0.02)		(0.03)
Total	$(0.03)		$(0.33)

(1)
For the three and nine months ended September 30, 2025, Other, net includes gross unrealized appreciation of $0.00 million and $0.00 million, and gross unrealized depreciation of $(0.02) million and $(0.03) million.
(2)
Amount rounds to less than $0.01 million.

We present net change in unrealized appreciation (depreciation) on investments following the commencement of investment operations.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Second Amended and Restated Limited Liability Company Agreement (as amended and/or restated or otherwise modified from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 179% and 238%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	As of
	September 30, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$927.01	$792.59	14.50%	$927.01	$862.11	7.00%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2025
March 26, 2025	1,337,678	$23.18
September 22, 2025	2,657,938	46.35
Total capital drawdowns	3,995,616	$69.53
For the period from May 1, 2024 (inception) to September 30, 2024
May 1, 2024	500	$0.01
Total capital drawdowns	500	$0.01

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, we pay a Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty, in accordance with the terms of the LLC Agreement. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2025:

	Payments Due by Period ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SCB Revolving Credit Facility	$168.00	$168.00	$—	$—	$—

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

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of us. We would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of September 30, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2025	December 31, 2024
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$125.51	$17.06
Total	$125.51	$17.06

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

RECENT DEVELOPMENTS

Resignation and Election of Directors

On October 28, 2025, each of Karole Dill Barkley and Tracy Grooms notified our Board of her intent to resign from our Board and all committees thereof, effective as of the close of business on December 31, 2025. Neither Ms. Dill Barkley’s nor Ms. Grooms’s resignation is the result of any disagreement with us.

On October 31, 2025, our Board elected each of Richard A. Mark and Timothy J. Leach to serve as an independent director of the Company and a member of the Audit Committee, the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of the Company, effective as of the close of business on December 31, 2025. Our Board also elected Mr. Mark to serve as chair of the Audit Committee, effective as of the close of business on December 31, 2025, and determined that he is an “audit committee financial expert” (as defined in Item 407 of Regulation S-K under the Exchange Act). See our Current Report on Form 8-K filed with the SEC on November 3, 2025 for more information.

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2025 through December 31, 2025, which will be payable on or about January 28, 2026 to Unitholders of record as of December 31, 2025.

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

As of September 30, 2025 and December 31, 2024, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Additionally, our borrowings under the SCB Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2025 Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of September 30, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	6.63	(4.68)	1.95
Up 200 basis points	4.42	(3.12)	1.30
Up 100 basis points	2.21	(1.56)	0.65
Up 75 basis points	1.66	(1.17)	0.49
Up 50 basis points	1.10	(0.78)	0.32
Up 25 basis points	0.55	(0.39)	0.16
Down 25 basis points	(0.55)	0.39	(0.16)
Down 50 basis points	(1.10)	0.78	(0.32)
Down 75 basis points	(1.66)	1.17	(0.49)
Down 100 basis points	(2.21)	1.56	(0.65)
Down 200 basis points	(4.42)	3.12	(1.30)
Down 300 basis points	(6.62)	4.68	(1.94)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2025
March 26, 2025	1,337,678	$23.18
September 22, 2025	2,657,938	46.35
Total capital drawdowns	3,995,616	$69.53
For the period from May 1, 2024 (inception) to September 30, 2024
May 1, 2024	500	$0.01
Total capital drawdowns	500	$0.01

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

WEST BAY BDC LLC

Date: November 12, 2025	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 12, 2025	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 12, 2025	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)