Form 10-K
period 2025-12-31
West Bay BDC LLC
filed 2026-03-03
CIK 2020354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, there was no established public market for the registrant’s limited liability company units. As of March 3, 2026, there were 11,833,087 of the limited liability company's common units outstanding.

West Bay BDC LLC

Index to Annual Report on Form 10-K for

Year Ended December 31, 2025

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
•
uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, Latin America and Asia, the war between Russia and Ukraine and conflict in the Middle East;
•
our business prospects and the prospects of our portfolio companies;
•
the impact of investments that we expect to make;
•
the impact of increased competition;
•
our contractual arrangements and relationships with third parties, including our ability to enter into transactions involving derivatives and contracting with certain investors;
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
•
our ability to maintain our status under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) as a regulated investment company (“RIC”) and our qualification for tax treatment as a RIC;
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
•
the impact to us and our portfolio companies of rapid technological advances, including artificial intelligence; and
•
the increased public scrutiny of and regulation related to corporate social responsibility.

PART I.

Unless indicated otherwise in this annual report on Form 10-K or the context so requires, references to “Company,” “we,” “us” and “our” mean West Bay BDC LLC. The terms “GSAM,” “Goldman Sachs Asset Management,” our “Adviser” or our “Investment Adviser” refer to Goldman Sachs Asset Management, L.P., a Delaware limited partnership. The term “GS Group Inc.” refers to The Goldman Sachs Group, Inc. “GS & Co.” refers to Goldman Sachs & Co. LLC and its predecessors. The term “Goldman Sachs” refers to GS Group Inc., together with GS & Co., GSAM and its other subsidiaries and affiliates. Goldman Sachs advises clients in many markets and transactions and purchases, sells, holds and recommends a broad array of investments for its own accounts and for the accounts of clients and of its personnel, through client accounts and the relationships and products it sponsors, manages and advises (such Goldman Sachs or other client accounts (including us, Goldman Sachs BDC, Inc. (“GS BDC”), Silver Capital Holdings LLC (formerly Goldman Sachs Private Middle Market Credit LLC) (“SCH”), Goldman Sachs Private Middle Market Credit II LLC (“GS PMMC II”), Phillip Street Middle Market Lending Fund LLC (“PSLF”) and Goldman Sachs Private Credit Corp. (“GS Credit”)), relationships and products, collectively, the “Accounts”).

ITEM 1. BUSINESS

The Company

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2024. From our inception on May 1, 2024 through December 31, 2025, we originated approximately $616.0 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments.

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
•
Direct origination with borrowers: The Goldman Sachs Asset Management Private Credit Team believes that evaluating investment opportunities through direct discussions with borrowers leads to a better understanding of the underlying drivers of performance and business risks. The Goldman Sachs Asset Management Private Credit Team’s direct origination platform has been developed over the Goldman Sachs Asset Management Private Credit Team’s nearly 30-year history of private credit investing and includes approximately 250 investment professionals across 15 cities and 5 continents as of December 31, 2025. The Goldman Sachs Asset Management Private Credit Team’s local relationships with companies, private equity sponsors and advisors combined with deep industry expertise provides us with access to a wide range of opportunities and allows us to gain early and direct access to due diligence materials and management teams. We will seek to lead the structuring and negotiation of the loans or securities in which we invest with a collaborative, solutions-oriented approach.
•
Prudent investment selection with intensive due diligence and credit analysis: We believe that the Goldman Sachs Asset Management Private Credit Team’s substantial flow of potential investment opportunities, in combination with diligence practices developed over its nearly 30-year history of private credit investing, will enable us to invest in and selectively develop a diversified portfolio of high-quality companies. The Goldman Sachs Asset Management Private Credit Team’s seasoned team and underwriting approach reflects deep sector expertise and seeks to identify attractive trends and pursue investments accordingly, through our approach to fundamental credit analysis driven by intensive investment research.
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
•
Structuring expertise with a focus on risk mitigation: The Goldman Sachs Asset Management Private Credit Team has significant structuring capabilities with a seasoned team of investment professionals, including the Private Credit Investment Committee (as defined below), who have over 20 years of experience on average. We plan to seek to mitigate risk by investing primarily in senior secured debt, which is secured by a collateral package that often results in a higher rate of recovery in the event of default as compared to unsecured and subordinated investments. Senior secured debt has favorable characteristics that typically include a senior ranking in the capital structure of the borrower with priority of repayment, security of collateral and protective contractual rights that may include affirmative and negative covenants that restrict the borrower’s ability to incur additional indebtedness, make restricted payments or execute other transactions or implement changes that may be negative to lenders. In addition, the Goldman Sachs Asset Management Private Credit Team has experience investing across the capital structure which will enable us to consider different investment structures and expand our opportunity funnel.
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

Investment Portfolio

Our portfolio (excluding our investment in a money market fund, if any, managed by an affiliate of GS Group Inc.) consisted of the following:

	As of
	December 31, 2025
	Amortized Cost	Fair Value
	($ in millions)
First Lien/Senior Secured Debt	$432.15	$431.49
Total investments	$432.15	$431.49

As of December 31, 2025, our portfolio consisted of 125 investments in 40 portfolio companies across 16 different industries. The largest industries in our portfolio based on fair value as of December 31, 2025 were Software, Commercial Services & Supplies and Financial Services, which represented 19.5%, 17.2% and 11.9%, respectively.

The geographic composition of our portfolio at fair value as of December 31, 2025 was 100% invested in portfolio companies organized in the United States.

The weighted average yield by asset type of our total portfolio (excluding our investments in money market funds, if any), at amortized cost and fair value, was as follows:

	As of
	December 31, 2025
	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.7%	8.7%
Total Portfolio	8.7%	8.7%

(1)	The weighted average yield of our portfolio does not represent the total return to our Unitholders.
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

The following table presents certain selected information regarding our investment portfolio (excluding our investments in money market funds, if any):

	As of
	December 31, 2025
Number of portfolio companies	40
Percentage of performing debt bearing a floating rate (1)	100.0%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average leverage (net debt/EBITDA)(3)	6.3	x
Weighted average interest coverage(3)	1.9	x
Median EBITDA(3)	$75.94 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 4.0% of total debt investments at fair value.

Corporate Structure and Private Offering

We were formed as a Delaware limited liability company on February 26, 2024. We have elected to be regulated as a BDC under the Investment Company Act. In addition, we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment, as a RIC, commencing with our taxable year ended December 31, 2024.

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

As of the date indicated, we had aggregate Commitments and undrawn Commitments from investors as follows:

	As of
	December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$927.01	$718.43	22.50%

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2025
March 26, 2025	1,337,678	$23.18
September 22, 2025	2,657,938	46.35
November 26, 2025	2,660,261	46.35
December 23, 2025	1,587,248	27.81
Total capital drawdowns	8,243,125	$143.69

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

The Goldman Sachs Asset Management Private Credit Team

The Goldman Sachs Asset Management Private Credit Team is dedicated to the direct origination investment strategy of the Company and other Accounts that share a similar investment strategy with us. The Goldman Sachs Asset Management Private Credit Team is comprised of approximately 250 investment professionals across 15 cities and 5 continents as of December 31, 2025. Within the Goldman Sachs Asset Management Private Credit Team, approximately 80+ private credit investment professionals across 5 offices in the Americas led by David Miller, our Co-Chief Executive Officer, oversee and lead our day-to-day portfolio management. The Goldman Sachs Asset Management Private Credit Team is responsible for identifying investment opportunities, conducting research and due diligence on prospective investments, and negotiating, structuring, monitoring, and servicing our investments. In addition, the Investment Adviser and Goldman Sachs have risk management, legal, accounting, tax, information technology and compliance personnel, among other personnel, who provide services to us. We benefit from the expertise provided by these personnel in our operations.

The Goldman Sachs Asset Management Private Credit Team utilizes a bottom-up, fundamental research approach to lending. The managing directors of this team had an average industry experience of over 22 years coupled with an average tenure at Goldman Sachs of over 13 years as of December 31, 2025.

Private Credit Investment Committee

All investment decisions are made by the investment committee of the Goldman Sachs Asset Management Private Credit Team (the “Private Credit Investment Committee”). As of the date of this report, the Private Credit Investment Committee consists of the following members: James Reynolds, Vivek Bantwal, Patrick Armstrong, Amitayush Bahri, Steven Budig, Kevin Sterling, Beat Cabiallavetta, Stephanie Rader, David Miller, Greg Watts and Moritz Jobke, along with members from Goldman Sachs’ Compliance, Legal, Tax and Controllers groups. The Private Credit Investment Committee is responsible for approving all of our investments. The Private Credit Investment Committee also monitors investments in our portfolio and approves all asset dispositions. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Private Credit Investment Committee, which includes expertise in privately originated and publicly traded leveraged credit, stressed and distressed debt, bankruptcy, mergers and acquisitions and private equity. The size, membership, authority and voting rights of members of the Private Credit Investment Committee are subject to change from time to time without prior notice.

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

As of December 31, 2025, our portfolio (which term does not include our investments in money market funds, if any) on a fair value basis, was comprised of approximately 100% secured debt investments (100% in first lien debt).

In certain circumstances, we and other Accounts can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief.

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

The Investment Adviser may integrate environmental, social and governance (“ESG”) risk considerations within its process for originating loans and investing directly in credit obligations and related instruments. As part of its due diligence process, the Investment Adviser may consider, alongside other relevant factors, ESG risks, events or conditions that have or could have a material negative impact on the operating and performance metrics of these borrowers in the portfolio. The Investment Adviser may utilize proprietary research to assess ESG risks that are relevant to our investment. In addition, the Investment Adviser may invest in a security or sector without integrating ESG considerations into its process for originating loans. No one factor or consideration is determinative in the investment process. The Investment Adviser may originate loans and invest directly in credit obligations and related instruments without integrating ESG risk considerations into its investment process.

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

Allocation of Investment Opportunities

Our investment objectives and investment strategies are similar to those of other Accounts, and an investment opportunity appropriate for us may also be appropriate for such other Accounts (which may include proprietary accounts of Goldman Sachs). This creates potential conflicts in allocating investment opportunities among us and such other Accounts, particularly in circumstances where the availability of such investment opportunities is limited, where the liquidity of such investment opportunities is limited or where co-investments by us and such other Accounts are not permitted under applicable law.

To address these and other potential conflicts, a selection of which are outlined below, the Investment Adviser has developed allocation policies and procedures that provide that personnel of the Investment Adviser making portfolio decisions for Accounts will make purchase and sale decisions for, and allocate investment opportunities among, Accounts, consistent with its fiduciary obligations. To the extent permitted by applicable law, these policies and procedures may result in the pro rata allocation of limited opportunities across eligible Accounts managed by a particular portfolio management team, but in many other cases, the allocations may reflect numerous other factors as described below. There will be cases where certain Accounts receive an allocation of an investment opportunity when we do not, and vice versa.

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

Personnel of the Investment Adviser involved in decision-making for Accounts may make allocation-related decisions in accordance with the Investment Adviser’s allocation policies and procedures for us and for other Accounts by reference to one or more factors, including but not limited to: the date of inception of the Company or applicable Account; the strategy, objectives, guidelines and restrictions (including legal and regulatory restrictions) of potentially in-scope Accounts, as well as those Accounts’ current portfolios and investment horizons; strategic fit and other portfolio management considerations, including different desired levels of investment for different strategies; the risk profile of the investment; the expected future capacity of the potentially in-scope Accounts; cash and liquidity considerations; and the availability of other appropriate investment opportunities. The Investment Adviser may also consider reputational matters and other factors. The application of these considerations may cause differences in the portfolios and performance of different Accounts that have similar strategies. In addition, in some cases the Investment Adviser may make investment recommendations to Accounts where the Accounts make the investment independently of the Investment Adviser, which may result in a reduction in the availability of the investment opportunity for other Accounts (including us), irrespective of the Investment Adviser’s policies regarding allocation of investments. Additional information about the Investment Adviser’s allocation policies is set forth in Item 6 (“Performance-Based Fees and Side-by-Side Management—Side-By-Side Management of Advisory Accounts; Allocation of Opportunities”) of the Investment Adviser’s Form ADV.

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

We may or may not receive opportunities referred by Goldman Sachs businesses and affiliates, but in no event do we have any rights with respect to such opportunities. Subject to applicable law, including the Investment Company Act, such opportunities or any portion thereof may be offered to other Accounts, Goldman Sachs, certain of our investors, or such other persons or entities as determined by Goldman Sachs in its sole discretion. We will have no rights and will not receive any compensation related to such opportunities. Certain of such opportunities may be referred to us by employees or other personnel of Goldman Sachs, or by third parties. If we invest in any such opportunities, Goldman Sachs or such third-parties may be entitled, to the extent permitted by applicable law, including the limitations set forth in Section 57(k) of the Investment Company Act, to receive compensation from us or from the borrowers in connection with such investments. Any compensation we pay in connection with such referrals will be an operating expense and will accordingly be borne by us (and will not serve to offset any Management Fee (as defined below) payable to the Investment Adviser).

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

In all cases, subject to applicable law, the Investment Adviser has broad discretion in determining to whom and in what relative amounts to offer such opportunities, and factors the Investment Adviser may take into account, in its sole discretion, include whether such potential recipient is able to assist or provide a benefit to us in connection with the potential transaction or otherwise, whether the Investment Adviser believes the potential recipient is able to execute a transaction quickly, whether the potential recipient is expected to provide expertise or other advantages in connection with a particular investment, whether the Investment Adviser is aware of such potential recipient’s expertise or interest in these types of opportunities generally or in a subset of such opportunities or, the potential recipient’s target investment sizing. Recipients of these opportunities may, in accordance with applicable law, include one or more of our investors, one or more investors in other funds managed by the Goldman Sachs Asset Management Private Credit Team, clients or potential clients of Goldman Sachs, or funds or Accounts established for any such persons. These opportunities may give rise to potential conflicts of interest. These opportunities will be offered to the recipients thereof on such terms as the Investment Adviser determines in its sole discretion, subject to applicable law, including on a no-fee basis or at prices higher or lower than those paid by us. As a result of these and other reasons, returns with respect to an opportunity may exceed investors’ returns with respect to our investment in the same opportunity.

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

Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief. Subject to applicable law, we may invest alongside Goldman Sachs and other Accounts. The staff of the SEC has issued no-action relief permitting us to purchase a single class of privately placed securities alongside Goldman Sachs and other Accounts, provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. In certain circumstances, we and such other Accounts (which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to our Investment Adviser, the BDCs advised by the Investment Adviser, and certain other affiliated applicants, which superseded the Prior Relief. If the Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Any such co-investments are subject to certain conditions, including that co-investments are made in a manner consistent with our investment objectives and strategies, certain Board-established criteria, and the other applicable conditions of the Relief. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of our Independent Directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of us is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of our participation in the co-investment program.

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

Expenses are generally allocated to Accounts (including to us) based on whose behalf the expenses are incurred. Where we and one or more other Accounts participate in a particular investment or collectively incur other expenses, the Investment Adviser generally allocates investment-related and other expenses in a manner the Investment Adviser determines to be fair and equitable, which may be pro rata or on a different basis.

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

Market Opportunity

We believe the market opportunity for direct origination of private credit is significant and attractive. We expect the following factors to drive demand for private credit:

•
Future Senior Secured Debt Maturities. According to LCD News as of December 31, 2025, approximately $997 billion of leveraged loans in North America and Europe outstanding will mature by 2030, which is expected to drive significant new debt issuance in the coming years. According to Preqin, the global private credit market is forecast to reach $2.3 trillion in assets under management by year-end 2025, which will eclipse the $2.1 trillion market value of the Bloomberg USD HY Corporate Index.
•
Increasing Financial Sponsor Activity, as Indicated by Amount of Private Equity Capital Raised and “Dry Powder” Available for Investment. Private equity fundraising has increased considerably since the most recent low in 2010 and, as of December 31, 2025, private equity dry powder remains at elevated levels, with over $1.1 billion of committed buyout private equity capital available to fund new leveraged buyout (“LBO”) transactions (including global buyout fundraising), according to Preqin data. We expect this substantial pool of investment capital to drive strong levels of sponsor-led buyout activity, which, in turn, will fuel demand for private credit, including senior secured debt.
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
•
Increase in Size and Frequency of Private Market Transactions. Private Credit demand has continued to broaden as a source of financing for LBO and Non-LBO transactions. According to LCD, 163 LBO and 478 non-LBO transactions were financed by Private Credit compared to 33 LBO and 447 non-LBO transactions by broadly-syndicated loans in the first nine months of 2025.
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

Competitive Advantages

GS Group Inc. is a leading global financial institution that delivers a broad range of financial services to a large and diversified client base that includes corporations, financial institutions, governments and individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in all major financial centers around the world. Goldman Sachs, with approximately $3.6 trillion in firmwide assets under supervision as of December 31, 2025, provides investment management services to a diverse set of clients worldwide, including private institutions, public entities and individuals.

Within Goldman Sachs, the Goldman Sachs Asset Management Private Credit Team is the primary center for private credit investing. Since 1996, the Goldman Sachs Asset Management Private Credit Team and its predecessors have invested over $233 billion, leveraging the Goldman Sachs Asset Management Private Credit Team’s deep expertise and long-standing relationships with financial sponsors, companies, investors, entrepreneurs and financial intermediaries globally. The Goldman Sachs Asset Management Private Credit Team invests across senior credit, mezzanine, hybrid capital and asset finance strategies and has significant experience investing in debt instruments across industries, geographic regions, economic cycles and financing structures.

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

We have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, commencing with our taxable year ended December 31, 2024. As a RIC, we generally will not be required to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our Unitholders as dividends if we meet certain source of income, distribution and asset diversification requirements. We intend to timely distribute to our Unitholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and we may choose to carry forward taxable income for distribution in the following year and pay any applicable tax. In addition, the distributions we pay to our Unitholders in a year may exceed our net ordinary income and capital gains for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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

In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code imposes on us as a RIC.

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

Legal Proceedings

We and our Investment Adviser are not currently subject to any material legal proceedings although we may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

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

For the year ended December 31, 2025, and for the period from May 1, 2024 (inception) to December 31, 2024, Management Fees amounted to $1.52 million and $0.07 million. As of December 31, 2025, $0.59 million remained payable.

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

Regulation

We have elected to be treated as a BDC under the Investment Company Act. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the Investment Company Act. In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the vote: (i) of 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy or (ii) of more than 50% of the outstanding voting securities of such company, whichever is less.

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

Code of Ethics

We have adopted a Code of Ethics (“Code of Ethics”) pursuant to Rule 17j-1 under the Investment Company Act and we have also approved the Investment Adviser’s Code of Ethics that it adopted in accordance with Rule 17j-1 and Rule 204A-1 under the Advisers Act. These Codes of Ethics will establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements. The Code of Ethics is available on the EDGAR Database on the SEC’s internet site at http://www.sec.gov.

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

Information regarding how we vote proxies related to portfolio securities is available upon request by writing to West Bay BDC LLC, Attention: John Psyllos, Investor Relations, 200 West Street, New York, New York 10282.

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
•
We will be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes) on all of our income if we are unable to maintain our qualification for tax treatment as a RIC, which would have a material adverse effect on our financial performance.
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
•
We are subject to risks associated with artificial intelligence and machine learning technology.
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

Political, social, economic and other conditions and events in the United States, the United Kingdom, the European Union, Russia, the Middle East, Latin America and Asia (such as natural disasters, epidemics and pandemics, terrorism, military conflicts, social unrest and political instability) may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed.

The uncertainties caused by these conditions and events could result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants; limitations on the activities of investors in the financial markets; and high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets.

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

In addition, fiscal and monetary actions taken by the United States and non-U.S. government and regulatory authorities, including those related to trade policies, treaties or tariffs, could have a material adverse impact on our business. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be adversely affected. Moreover, Federal Reserve policy, including with respect to certain interest rates, along with the general policies of the current presidential administration, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. These conditions, government actions and future developments may cause interest rates and borrowing costs to rise, which may adversely affect our ability to access debt financing on favorable terms and may increase the interest costs of our borrowers, hampering their ability to repay us. Continued or future adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have elected to be treated as a RIC, and we expect to qualify annually for tax treatment as a RIC, we cannot assure Unitholders that we will be able to do so. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to Unitholders, we must meet the annual distribution, source-of-income and quarterly-asset diversification requirements described below.

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

If we fail to maintain our qualification for tax treatment as a RIC for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax at corporate rates (and any applicable U.S. state and local taxes). In this event, the resulting taxes and any resulting penalties could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to Unitholders, which would have a material adverse effect on our financial performance.

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

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, we are required to report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also may result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we would be adversely affected.

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

In certain circumstances, we and other Accounts can make negotiated co-investments pursuant to an exemptive order from the SEC permitting us to do so. On May 21, 2025, the SEC granted the Relief to our Investment Adviser, the BDCs advised by our Investment Adviser and certain other affiliated applicants, which superseded the Prior Relief. If our Investment Adviser forms other funds in the future, we may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. As a result of the Relief, there could be significant overlap in our investment portfolio and the investment portfolios of other Accounts, including, in some cases, proprietary accounts of Goldman Sachs.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “artificial intelligence”), and its current and potential future applications, including in the private investment, financial, technology and other sectors and industries, as well as the legal and regulatory frameworks within which artificial intelligence operates, continue to rapidly evolve.

Recent technological advances in artificial intelligence may pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of artificial intelligence if third-party service providers or any counterparties, whether or not known to us, use artificial intelligence in their business activities and services, as we and our portfolio companies may not be in a position to control such use of artificial intelligence. The use of artificial intelligence could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error, which may be material, and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence. To the extent that we or our portfolio companies are exposed to the risks of artificial intelligence use, any such inaccuracies or errors could have adverse impacts on us and/or our portfolio companies.

Technological innovations, including artificial intelligence, also have and may disrupt markets and market practices, including traditional businesses, processes and approaches in multiple sectors and industries, and the frequency of such disruptions is expected to increase. For example, artificial intelligence could lower barriers to entry, increase competition and displace existing business models, processes and/or approaches, which could have a material adverse effect on our portfolio companies and us. We can provide no assurance that new businesses, processes and approaches will not be created through the use of technological innovations, including artificial intelligence, that would compete with our portfolio companies and/or us or alter markets and market practices.

Artificial intelligence and its applications, including in the private investment, financial, technology and other sectors and industries, continue to develop rapidly. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could cause significant market disruptions and subject our portfolio companies and us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on the business, financial condition and results of operations of our portfolio companies and us.

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

If we do not have adequate capital available for investment, our performance could be adversely affected. In addition, we have elected to be treated as a RIC, and we expect to qualify annually for, tax treatment as a RIC, commencing with our taxable year ended December 31, 2024. To maintain our qualification for tax treatment as a RIC, among other requirements, we are required to timely distribute to Unitholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year. Consequently, such distributions will not be available to fund new investments. We expect to use debt financing to fund our growth, if any. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

We borrow money, which may magnify the potential for gain or loss and may increase the risk of investing in us.

As part of our business strategy, we may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors. Holders of these senior securities or other credit facilities will have claims on our assets that are superior to the claims of Unitholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to Unitholders. In addition, we would have to service any additional debt that we incur, including interest expense on debt that we may issue, as well as the fees and costs related to the entry into or amendments to debt facilities. These expenses (which may be higher than the expenses on our current borrowings if there were a rising interest rate environment) would decrease net investment income, and our ability to pay such expenses will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

In addition to having claims on our assets that are superior to the claims of Unitholders, any obligations to the lenders may be secured by a first-priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our Unitholders. Furthermore, our credit facility with Standard Chartered Bank Ltd. (as amended, supplemented or otherwise modified and in effect from time to time, the “SCB Revolving Credit Facility”) imposes, and any credit agreement or other debt financing agreement into which we may enter may impose, financial and operating covenants that restrict our investment activities (including restrictions on industry concentrations), remedies on default and similar matters. In connection with any future borrowings, our lenders may also require us to pledge assets. In addition, we may be unable to obtain our desired leverage, which would, in turn, affect an investor’s return on investment.

The following table illustrates the effect of leverage on returns from an investment in our Units assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding Return to Common Unitholders(1)	(29.58)%	(18.49)%	(7.40)%	3.68%	14.77%

(1) Assumes (i) $454.77 million in total assets as of December 31, 2025, (ii) $244.00 million in outstanding indebtedness as of December 31, 2025, (iii) $205.07 million in net assets as of December 31, 2025 and (iv) an annualized average interest rate on our indebtedness as of December 31, 2025, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.22%.

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

At the same time, there are various approaches to responsible investing activities and divergent views on the consideration of ESG topics. These differing views increase the risk that any action or lack thereof with respect to our Investment Adviser’s consideration of responsible investing or ESG-related practices will be perceived negatively. “Anti-ESG” sentiment has gained momentum across the U.S., with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. If investors subject to such legislation view any consideration of ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us.

Additionally, certain regulatory initiatives, including those relating to disclosure obligations, related to ESG could adversely affect our business. We are, and our portfolio companies may be, or could in the future become subject to, the risk that similar measures might be introduced in other jurisdictions in the future. Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

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

We invest primarily through direct originations of secured debt, including first lien, unitranche, and last-out portions of such loans; second-lien debt; unsecured debt, including mezzanine debt; and select equity investments. The securities in which we invest typically are not rated by any rating agency, and if they were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings or S&P). These securities, which may be referred to as “junk bonds,” “high yield bonds” or “leveraged loans,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. These securities are subject to greater risk of loss of principal and interest than higher-rated and comparable non-rated securities. They are also generally considered to be subject to greater risk than securities with higher ratings or comparable non-rated securities in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with lower-rated and comparable non-rated securities, the yields and prices of such securities may be more volatile than those for higher-rated and comparable non-rated securities. The market for lower-rated and comparable non-rated securities is thinner, often less liquid and less active than that for higher-rated or comparable non-rated securities, which can adversely affect the prices at which these securities can be sold and may even make it impractical to sell such securities.

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

Because we intend to borrow money, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of December 31, 2025, our investments and our SCB Revolving Credit Facility are indexed to SOFR or to alternative risk-free reference rates. We expect that, going forward, our new USD-denominated investments and any new revolving credit facilities will be indexed to SOFR, absent a significant market shift away from such rate as an accepted benchmark.

In addition, the Federal Reserve decreased the federal funds rate three times in 2025, but then decided to hold interest rates steady in January of 2026. The rate and timing of further rate decreases remains unknown. In addition, there can be no assurance that the Federal Reserve will not make additional upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Uncertainty surrounding future Federal Reserve actions and changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such changing interest rates and/or volatility. In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Similarly, rising interest rates could also reduce the yield on our investments if such increases on our borrowings exceed any rise in the rate that our investments yield (including any floating rate investments or investments subject to specified minimum interest rates (such as a SOFR floor)).

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

If general interest rates were to decline, borrowers may refinance their loans at lower interest rates and pay off their obligations more quickly than originally anticipated, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Investment Adviser to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing investments. In periods of falling interest rates, the rate of prepayments has historically tended to increase, as borrowers are motivated to pay off debt and refinance at new lower rates.

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

For example, as of December 31, 2025, Software represented 19.5% of our portfolio at fair value. Our investments in Software are subject to a variety of risks, including, but not limited to, intense competition, changing technology, shifting user needs, frequent introductions of new products and services, competitors in different industries and ranging from large established companies to emerging startups, decreasing average selling prices of products and services resulting from rapid technological changes, cybersecurity risks and cyber incidents and various legal and regulatory risks. In addition, as of December 31, 2025, Commercial Services & Supplies represented 17.2% of our portfolio at fair value. Our investments in Commercial Services & Supplies are subject to a variety of risks, including, but not limited to, decreases in demand for services or supplies relating to seasonality or market forces and various other factors. Further, as of December 31, 2025, Financial Services represented 11.9% of our portfolio at fair value. Our investments in Financial Services are subject to a variety of risks, including, but not limited to, market uncertainty, additional or changing government regulations, disclosure requirements, limits on fees, increasing borrowing costs or limits on the terms or availability of credit to such portfolio companies, and other regulatory requirements, each of which may impact the conduct of such portfolio companies. Compliance with changing regulatory requirements may impose staffing, legal, compliance and other costs, and administrative burdens upon our funds’ investments in financial services.

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

Subject to certain exceptions set forth in the LLC Agreement, the transferability of Units by Unitholders is restricted and Unitholders will not be permitted to transfer their Units, including a transfer of solely an economic interest, without our prior written consent. We expect to withhold our consent if any such transfer would (i) result in a violation of applicable securities law, (ii) result in us no longer being eligible to be treated as a RIC, (iii) result in us being subject to additional, materially adverse regulatory or compliance requirements imposed by laws other than the Exchange Act or the Investment Company Act, or (iv) result in our assets becoming “plan assets” of any ERISA Member (as defined in the LLC Agreement) within the meaning of the Plan Assets Regulation (the regulation concerning the definition of “plan assets” under the Employee Retirement Income Security Act of 1974 (“ERISA”) adopted by the United States Department of Labor and codified in 29 C.F.R. §2510.3-101, as modified by Section 3(42) of ERISA). Notwithstanding the foregoing, no consent will generally be required for a transfer of all or a part of any Unitholder’s Units to a related person of such Unitholder. Units may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions, and therefore investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act.

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

Non-U.S. Unitholders may be subject to withholding of U.S. federal income tax on distributions we pay.

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

Goldman Sachs’ cybersecurity risk management processes are integrated into its overall risk management processes. Goldman Sachs has established an Information Security and Cybersecurity Program (the “Cybersecurity Program”), administered by Technology Risk within its Engineering group, and overseen by its chief information security officer. This program is designed to identify, assess, document and mitigate threats, establish and evaluate compliance with information security mandates, adopt and apply our security control framework, and prevent, detect and respond to security incidents. The Cybersecurity Program is periodically reviewed and modified to respond to changing threats and conditions. A dedicated Operational Risk team, which reports to the chief risk officer of Goldman Sachs, provides oversight and challenge of the Cybersecurity Program, independent of Technology Risk, and assesses the operating effectiveness of the program against industry standard frameworks and risk appetite-approved operational risk limits and thresholds.

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

ITEM 2. PROPERTIES

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

As of March 3, 2026, there were two holders of record of our Units.

Sales of Unregistered Securities

The following table summarizes the total Units issued and proceeds received related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2025
March 26, 2025	1,337,678	$23.18
September 22, 2025	2,657,938	46.35
November 26, 2025	2,660,261	46.35
December 23, 2025	1,587,248	27.81
Total capital drawdowns	8,243,125	$143.69
For the period from May 1, 2024 (inception) to December 31, 2024
May 1, 2024	500	$0.01
October 30, 2024	927,000	18.54
December 4, 2024	2,662,462	46.35
Total capital drawdowns	3,589,962	$64.90

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

Distributions

Subject to the requirements of Section 852(a) of the Code, Section 18-607 of the Delaware Act and the terms of any Financings, we will use commercially reasonable efforts to (i) distribute quarterly investment income (i.e., proceeds received in respect of interest payments, dividends or fees as opposed to proceeds received in connection with the disposition or repayment of an investment), net of any payments of or reserves for actual or anticipated Company Expenses or other legally binding obligations with respect to portfolio companies, and (ii) distribute substantially all of our investment company taxable income and net capital gain for each taxable year in order to maintain our qualification for treatment as a RIC, for any such taxable year, in each case in the form of cash distributions; provided that, depending on the level of taxable income and net capital gain earned in a year, we may retain certain net capital gain for reinvestment and carry forward taxable income for distribution in the following year and pay any applicable tax. Except as provided by the LLC Agreement, distributions may be made at such times and in such amounts as determined by us. Distributions will generally be made among Unitholders pro rata on a per Unit basis (subject to adjustments for withholding tax). However, no distribution shall be made to a Unitholder to the extent not permitted under applicable law.

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2025
May 7, 2025	July 2, 2025	August 8, 2025	$0.25
August 6, 2025	October 2, 2025	October 29, 2025	$0.24
November 5, 2025	December 31, 2025	January 28, 2026	$0.29

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2024. From our inception on May 1, 2024 through December 31, 2025, we originated approximately $616.0 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments.

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

We invest primarily in private companies based in the United States. We focus our lending across a spectrum of directly sourced opportunities in companies ranging from lower middle market to large capitalization in size. We may invest in companies of any size or capitalization. Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also intend to invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. See “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief”. In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$432.15	$431.49	$34.11	$34.10
Total investments	$432.15	$431.49	$34.11	$34.10

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.7%	8.7%	9.4%	9.4%
Total Portfolio	8.7%	8.7%	9.4%	9.4%
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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	December 31, 2025		December 31, 2024
Number of portfolio companies	40		3
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	6.3	x	5.9	x
Weighted average interest coverage(3)	1.9	x	1.9	x
Median EBITDA(3)	$75.94 million		$44.18 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of December 31, 2025 and December 31, 2024, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 4.0% and 0.0% of total debt investments at fair value.

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

As of
	December 31, 2025		December 31, 2024
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	431.49	100.0	34.10	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$431.49	100.0%	$34.10	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	December 31, 2025		December 31, 2024
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$432.15	100.0%	$34.11	100.0%
Non-accrual	—	—	—	—
Total Investments	$432.15	100.0%	$34.11	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Year Ended December 31,	For the period from May 1, 2024 (inception) to December 31,
	2025	2024
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$564.81	$51.16
Total	$564.81	$51.16
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$8.81	$—
Total	$8.81	$—
Net increase in portfolio	$556.00	$51.16
Number of new portfolio companies with new investment commitments	38	3
Total new investment commitment amount in new portfolio companies	$564.81	$51.16
Average new investment commitment amount in new portfolio companies	$14.86	$17.05
Number of existing portfolio companies with new investment commitments	—	—
Total new investment commitment amount in existing portfolio companies	$—	$—
Weighted average remaining term for new investment commitments (in years)(2)	6.1	6.2
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.9%	9.4%
Weighted average yield on new investment commitments(5)	8.9%	9.4%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.2%	—%
Weighted average yield on investments sold or repaid(7)	8.2%	—%
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Year Ended December 31,	For the period from May 1, 2024 (inception) to December 31,
	2025	2024
	($ in millions)
Total investment income	$16.93	$0.40
Total expenses	(10.79)	(2.98)
Net investment income (loss)	$6.14	$(2.58)
Net realized gain (loss) on investments	—	—
Net unrealized appreciation (depreciation) on investments	(0.65)	(0.01)
Net realized and unrealized gains (losses)	$(0.65)	$(0.01)
Net increase (decrease) in members' capital from operations	$5.49	$(2.59)

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Year Ended December 31,	For the period from May 1, 2024 (inception) to December 31,
	2025	2024
	($ in millions)
Interest	$16.21	$0.21
Dividend income	0.35	0.18
Other income	0.37	0.01
Total investment income	$16.93	$0.40

Investment income for the year ended December 31, 2025 was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Year Ended December 31,	For the period from May 1, 2024 (inception) to December 31,
	2025	2024
	($ in millions)
Interest and other debt expenses	$7.43	$0.65
Management fees	1.52	0.07
Professional fees	0.65	0.24
Offering costs	0.43	0.87
Directors’ fees	0.12	0.07
Organization costs	—	0.81
Other general and administrative expenses	0.64	0.27
Total expenses	$10.79	$2.98

•
Interest and other debt expenses for the year ended December 31, 2025 was $7.43 million. For the period from May 1, 2024 (inception) to December 31, 2024, we accrued Interest and other debt expenses of $0.65 million. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the periods.
•
Management Fees for the year ended December 31, 2025 was $1.52 million. For the period from May 1, 2024 (inception) to December 31, 2024 was $0.07 million. The increase was primarily driven by an increase in members' capital.
•
We have incurred expenses related to our formation, organization and offering of our Units. For the year ended December 31, 2025, we accrued offering costs of $0.43 million. For the period from May 1, 2024 (inception) to December 31, 2024, we accrued offering costs of $0.87 million. Offering costs are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the year ended December 31, 2025, there were no realized gains or losses.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Year Ended	For the period from May 1, 2024 (inception) to
	December 31, 2025	December 31, 2024
	($ in millions)
Unrealized appreciation	$0.10	$—
Unrealized depreciation	(0.75)	(0.01)
Net change in unrealized appreciation (depreciation) on investments	$(0.65)	$(0.01)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Year Ended
December 31, 2025
($ in millions)
Portfolio company:
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	$0.03
PAS Parent Inc. (dba Pace Analytical)	0.03
Tropical Bidco, LLC (dba Tropical Cheese)	0.02
EnviroSmart, LLC (dba ES Integrated)	0.01
Curriculum Associates, LLC	0.01
Rotation Buyer, LLC (dba Rotating Machinery Services)	(0.03)
Frontline Road Safety Operations, LLC	(0.03)
Fullsteam Operations LLC	(0.03)
SpecialtyCare, Inc.	(0.07)
Other, net (1)	(0.17)
Ark Data Centers, LLC	(0.42)
Total	$(0.65)

(1)
For the year ended December 31, 2025, Other, net includes gross unrealized appreciation of $ 0.00 million and gross unrealized depreciation of $ (0.17) million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Second Amended and Restated Limited Liability Company Agreement (as amended and/or restated or otherwise modified from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2025 and December 31, 2024, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 184% and 238%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	As of
	December 31, 2025			December 31, 2024
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$927.01	$718.43	22.50%	$927.01	$862.11	7.00%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Year Ended December 31, 2025
March 26, 2025	1,337,678	$23.18
September 22, 2025	2,657,938	46.35
November 26, 2025	2,660,261	46.35
December 23, 2025	1,587,248	27.81
Total capital drawdowns	8,243,125	$143.69
For the period from May 1, 2024 (inception) to December 31, 2024
May 1, 2024	500	$0.01
October 30, 2024	927,000	18.54
December 4, 2024	2,662,462	46.35
Total capital drawdowns	3,589,962	$64.90

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, we pay a Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty, in accordance with the terms of the LLC Agreement. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of December 31, 2025:

		Payments Due by Periods ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SCB Revolving Credit Facility	$244.00	$244.00	$—	$—	$—

SCB Revolving Credit Facility

We entered into a revolving credit facility on September 25, 2024 with Standard Chartered Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, sole bookrunner, letter of credit issuer and lender (as amended, supplemented or otherwise modified and in effect from time to time, the “SCB Revolving Credit Facility”).

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

For further details on our SCB Revolving Credit Facility, see Note 6 “Debt—SCB Revolving Credit Facility” to our financial statements included in this report. Subsequent to the year ended December 31, 2025, we entered into the first amendment to the SCB Revolving Credit Facility. See “Recent Developments.”

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of us. We would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of December 31, 2025, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	December 31, 2025	December 31, 2024
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$159.00	$17.06
Total	$159.00	$17.06

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in this annual report on Form 10-K.

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

RECENT DEVELOPMENTS

Amendment to SCB Revolving Credit Facility

On January 30, 2026, we entered into a first amendment to the SCB Revolving Credit Facility, by and among us, as borrower, and Standard Chartered Bank Ltd., as administrative agent, lead arranger, sole bookrunner, letter of credit issuer and lender (the “Amendment”). The Amendment, among other things, (i) increases the Maximum Commitment amount to $400,000,000, (ii) extends the Stated Maturity Date from September 25, 2026 to September 24, 2027 and (iii) decreases the Applicable Margin (a) with respect to Term SOFR Loans, Alternative Currency Term Rate Loans, Daily CORRA Loans, Daily SONIA Loans and Letters of Credit, to 1.85% per annum, and (b) with respect to Base Rate Loans, to 0.85% per annum. Capitalized terms used but not otherwise defined have the meanings ascribed to them in the SCB Revolving Credit Facility.

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning January 1, 2026 through March 31, 2026, which will be payable on or about April 29, 2026 to Unitholders of record as of April 2, 2026.

Capital Call

On February 23, 2026, we delivered a capital drawdown notice to investors relating to the issuance and sale of approximately 2.7 million common units for an aggregate offering price of approximately $46.4 million. The units will be issued on or about March 9, 2026.

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

As of December 31, 2025 and December 31, 2024, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Additionally, our borrowings under the SCB Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our December 31, 2025 Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of December 31, 2025 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	10.52	(6.79)	3.73
Up 200 basis points	7.01	(4.53)	2.48
Up 100 basis points	3.51	(2.26)	1.25
Up 75 basis points	2.63	(1.70)	0.93
Up 50 basis points	1.75	(1.13)	0.62
Up 25 basis points	0.88	(0.57)	0.31
Down 25 basis points	(0.88)	0.57	(0.31)
Down 50 basis points	(1.75)	1.13	(0.62)
Down 75 basis points	(2.63)	1.70	(0.93)
Down 100 basis points	(3.51)	2.26	(1.25)
Down 200 basis points	(7.01)	4.53	(2.48)
Down 300 basis points	(10.01)	6.79	(3.22)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WEST BAY BDC LLC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Unitholders of West Bay BDC LLC

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedules of investments, of West Bay BDC LLC (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in members’ capital and cash flows for the year ended December 31, 2025 and for the period from May 1, 2024 (inception) to December 31, 2024, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its members’ capital and its cash flows for the year ended December 31, 2025 and for the period from May 1, 2024 (inception) to December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024 by correspondence with the agent banks and transfer agent; when replies were not received from agent banks, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2026

We have served as the auditor of one or more investment companies in the Goldman Sachs Business Development Companies group since 2012.

West Bay BDC LLC

Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	December 31, 2025	December 31, 2024
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $432,148 and $34,111)	$431,488	$34,104
Investments in affiliated money market fund (cost of $12,276 and $68,997)	12,276	68,997
Cash	7,355	2,054
Interest and dividends receivable	1,815	47
Deferred financing costs	953	2,205
Deferred offering costs	—	428
Other assets	882	103
Total assets	$454,769	$107,938
Liabilities
Debt	$244,000	$45,000
Distribution payable	3,376	—
Interest and other debt expenses payable	1,417	204
Management fees payable	591	69
Accrued deferred offering costs	—	37
Accrued organization costs	—	25
Accrued expenses and other liabilities	315	292
Total liabilities	$249,699	$45,627
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (11,833,087 and 3,589,962 units issued and outstanding as of December 31, 2025 and December 31, 2024)	206,365	63,106
Distributable earnings (loss)	(1,295)	(795)
Total members' capital	$205,070	$62,311
Total liabilities and members' capital	$454,769	$107,938
Net asset value per unit	$17.33	$17.36

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Statements of Operations

(in thousands, except unit and per unit amounts)

	For the Year Ended December 31,	For the period from May 1, 2024 (inception) to December 31,
	2025	2024

Investment income:
From non-controlled/non-affiliated investments:
Interest income	$16,205	$206
Other income	373	11
From non-controlled affiliated investments:
Dividend income	348	183
Total investment income	$16,926	$400
Expenses:
Interest and other debt expenses	$7,428	$648
Management fees	1,522	69
Professional fees	645	235
Offering costs	427	874
Directors’ fees	119	71
Organization costs	—	806
Other general and administrative expenses	644	279
Total expenses	$10,785	$2,982
Net investment income (loss)	$6,141	$(2,582)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(653)	(7)
Net realized and unrealized gains (losses)	$(653)	$(7)
Net increase (decrease) in members' capital from operations	$5,488	$(2,589)
Weighted average units outstanding	5,656,794	543,153
Basic and diluted net investment income (loss) per unit	$1.09	$(4.75)
Basic and diluted earnings (loss) per unit	$0.97	$(4.77)

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

	For the Year Ended December 31,	For the period from May 1, 2024 (inception) to December 31,
	2025	2024

Members' capital at beginning of period	$62,311	$—
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$6,141	$(2,582)
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	(653)	(7)
Net increase (decrease) in members' capital from operations	$5,488	$(2,589)
Distributions to members from:
Distributable earnings	$(6,414)	$—
Total distributions to members	$(6,414)	$—
Capital transactions:
Issuance of common units	$143,685	$64,900
Net increase in members' capital from capital transactions	$143,685	$64,900
Total increase (decrease) in members' capital	$142,759	$62,311
Members' capital at end of period	$205,070	$62,311
Distributions recorded per unit	$0.78	$—

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Statements of Cash Flows

(in thousands, except unit and per unit amounts)

	For the Year Ended December 31,	For the period from May 1, 2024 (inception) to December 31,
	2025	2024

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$5,488	$(2,589)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(412,608)	(34,104)
Payment-in-kind interest capitalized	(425)	—
Investments in affiliated money market fund, net	56,721	(68,997)
Proceeds from sales of investments and principal repayments	15,394	—
Net change in unrealized (appreciation) depreciation on investments	653	7
Amortization of premium and accretion of discount, net	(398)	(7)
Amortization of deferred financing costs	1,306	341
Amortization of deferred offering costs	427	874
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(1,768)	(47)
(Increase) decrease in other assets	(779)	(103)
Increase (decrease) in interest and other debt expenses payable	1,213	204
Increase (decrease) in management fees payable	522	69
Increase (decrease) in accrued organization costs	(25)	25
Increase (decrease) in accrued expenses and other liabilities	23	292
Net cash provided by (used for) operating activities	$(334,256)	$(104,035)
Cash flows from financing activities:
Proceeds from issuance of common units	$143,685	$64,900
Offering costs paid	(36)	(1,265)
Distributions paid	(3,038)	—
Financing costs paid	(54)	(2,546)
Borrowings on debt	401,000	52,000
Repayments of debt	(202,000)	(7,000)
Net cash provided by (used for) financing activities	$339,557	$106,089
Net increase (decrease) in cash	$5,301	$2,054
Cash, beginning of period	2,054	—
Cash, end of period	$7,355	$2,054
Supplemental and non-cash activities
Interest expense paid	$4,909	$53
Accrued but unpaid offering costs	$—	$37
Accrued but unpaid distributions	$3,376	$—

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of December 31, 2025

(in thousands, except unit and per unit amounts)

Investment(1)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 210.4%
United States - 210.4%
1st Lien/Senior Secured Debt - 210.4%
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.67%	S + 5.00%	09/30/31	$5,702	$5,647	$5,673	(5) (6)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	2,303	(11)	(12)	(5) (6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	1,356	(13)	(7)	(5) (6) (7)
eShipping, LLC	Air Freight & Logistics	8.19%	S + 4.50%	12/23/32	8,434	8,392	8,391	(5)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	3,183	(8)	(8)	(5) (7)
eShipping, LLC	Air Freight & Logistics	8.19%	S + 4.50%	12/23/32	1,029	124	123	(5) (7)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	562	(3)	(3)	(5) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.42%	S + 4.75%	08/02/32	7,394	7,323	7,320	(5)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	2,263	(11)	(11)	(5) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	07/30/32	881	(8)	(9)	(5) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	251	(2)	(3)	(5) (7)
Edko, LLC	Commercial Services & Supplies	8.42%	S + 4.75%	10/02/31	11,900	11,785	11,781	(5)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	4,231	(20)	(21)	(5) (7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	2,116	(20)	(21)	(5) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.44%	S + 4.75%	09/24/31	2,931	2,896	2,902	(5) (6)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.55%	S + 4.75%	09/24/31	1,679	526	529	(5) (6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.74%	S + 4.75%	09/24/31	840	158	159	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	16,616	16,468	16,449	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	4,875	4,830	4,827	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.47%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	4,144	4,106	4,102	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,790	(25)	(28)	(5) (6) (7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.42%	S + 4.75%	12/17/32	15,468	15,420	15,419	(5)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.42%	S + 4.75%	12/17/32	4,454	4,430	4,429	(5)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 4.75%	12/17/32	2,922	(10)	(10)	(5) (7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.42%	S + 4.75%	12/17/32	2,741	2,713	2,713	(5)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.44%	S + 4.75%	12/17/32	1,142	199	199	(5) (7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies		S + 4.75%	12/17/32	817	(5)	(5)	(5) (7)
Kene Acquisition, Inc. (dba Entrust)	Commercial Services & Supplies	8.44%	S + 4.75%	12/17/32	417	71	71	(5) (7)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	8.21%	S + 4.50%	12/16/32	7,613	7,575	7,574	(5)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies		S + 4.50%	12/16/32	2,100	(5)	(5)	(5) (7)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies		S + 4.50%	12/16/32	1,050	(5)	(5)	(5) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.51%	S + 4.75%	08/05/32	3,373	3,341	3,340	(5) (6)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32	1,030	(5)	(10)	(5) (6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32	901	(9)	(9)	(5) (6) (7)
Curriculum Associates, LLC	Diversified Consumer Services	8.47%	S + 4.75%	05/07/32	16,902	16,805	16,818	(5)
Curriculum Associates, LLC	Diversified Consumer Services	8.49%	S + 4.75%	05/07/32	11,098	6,607	6,603	(5) (7)
Splash Car Wash, Inc.	Diversified Consumer Services	8.67%	S + 5.00%	03/17/32	8,591	8,536	8,527	(5) (6)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	1,339	(9)	(10)	(5) (6) (7)

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	$857	$(7)	$(6)	(5) (6) (7)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.34%	S + 4.50%	07/30/32	9,099	9,012	9,008	(5) (6)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32	1,137	(11)	(11)	(5) (6) (7)
Celero Commerce LLC	Financial Services	8.70%	S + 5.00%	02/28/31	7,786	7,734	7,728	(5) (6)
Celero Commerce LLC	Financial Services	8.60%	S + 5.00%	02/28/31	1,854	211	204	(5) (6) (7)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	618	(4)	(5)	(5) (6) (7)
Computer Services, Inc.	Financial Services	8.17%	S + 4.50%	11/17/31	21,076	21,073	21,073	(5)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31	2,151	(5)	(5)	(5) (7)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31	1,336	(3)	(3)	(5) (7)
Fullsteam Operations LLC	Financial Services	9.11%	S + 5.25%	08/08/31	13,384	13,257	13,251	(5) (6)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31	4,461	(21)	(45)	(5) (6) (7)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31	1,487	(14)	(15)	(5) (6) (7)
Rubix Foods, LLC	Food Products	8.47%	S + 4.75%	04/30/31	13,082	12,963	12,952	(5)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31	1,015	(9)	(10)	(5) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.42%	S + 4.75%	12/11/30	6,991	6,900	6,921	(5) (6)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30	1,158	(14)	(12)	(5) (6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services	8.99%	S + 5.00%	12/18/29	25,285	25,231	25,158	(5) (6)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 5.00%	12/18/29	1,777	(6)	(9)	(5) (6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services	8.84%	S + 5.00%	12/18/29	876	222	223	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology	8.17%	S + 4.50%	12/03/32	21,815	21,775	21,775	(5)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	3,267	(8)	(8)	(5) (7)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	1,455	(7)	(7)	(5) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.97%	S + 4.25%	05/19/32	2,139	2,129	2,129	(5)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	1,126	—	(6)	(5) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	450	(2)	(2)	(5) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.72%	S + 6.00%	09/30/31	11,517	11,405	11,401	(5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.00%	09/30/31	1,645	(16)	(17)	(5) (6) (7)
CURiO Brands LLC	Household Products	8.92%	S + 5.25%	04/02/31	5,492	5,442	5,437	(5)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	897	(4)	(9)	(5) (7)
CURiO Brands LLC	Household Products		S + 5.25%	04/02/31	449	(4)	(5)	(5) (7)
Ark Data Centers, LLC	IT Services	8.42%	S + 4.75%	11/27/30	15,867	15,596	15,391	(5) (6)
Ark Data Centers, LLC	IT Services	8.71%	S + 4.75%	11/27/30	9,333	2,050	1,867	(5) (6) (7)
Ark Data Centers, LLC	IT Services	8.72%	S + 4.75%	11/27/30	2,800	1,260	1,223	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.42%	S + 4.75%	01/22/29	4,822	4,810	4,798	(5) (6)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	550	(1)	(3)	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.42%	S + 4.75%	01/22/29	462	457	460	(5) (6)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.42%	S + 4.75%	01/22/29	378	375	376	(5) (6)

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.67%	S + 5.00%	06/30/32	$7,301	$7,232	$7,228	(5)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,344	(6)	(13)	(5) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.72%	S + 5.00%	06/30/32	1,120	139	138	(5) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%	12/26/31	11,039	10,941	10,928	(5) (6)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.57%	S + 4.75%	12/26/31	2,847	689	676	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.43%	S + 4.75%	12/26/31	1,426	450	448	(5) (6) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.22%	S + 4.50%	08/18/32	15,926	15,830	15,847	(5) (6)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	8,581	(41)	(43)	(5) (6) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/31	3,428	(30)	(17)	(5) (6) (7)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	9,709	9,599	9,598	(5)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	9,443	9,335	9,335	(5)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	1,845	(18)	(18)	(5) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	12/01/32	14,713	—	—	(5) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	12/01/32	4,401	—	—	(5) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	12/01/32	1,886	—	—	(5) (7)
Convenient Payments Acquisition, Inc.	Software	9.73%	S + 6.00%	12/31/26	2,538	2,525	2,519	(5) (6)
Convenient Payments Acquisition, Inc.	Software	9.73%	S + 6.00%	12/31/26	330	329	328	(5) (6)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	197	(1)	(2)	(5) (6) (7)
Edition Holdings, Inc. (dba Enverus)	Software	8.20%	S + 4.50%	12/20/32	18,452	18,383	18,383	(5)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	5,002	(9)	(9)	(5) (7)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	2,670	(5)	(5)	(5) (7)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	1,876	(7)	(7)	(5) (7)
KPA Parent Holdings, Inc.	Software	8.22%	S + 4.50%	03/12/32	10,214	10,120	10,111	(5) (6)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	1,459	(7)	(15)	(5) (6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	1,021	(9)	(10)	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software	8.17%	S + 4.50%	09/27/32	13,077	12,982	12,979	(5) (6)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/27/32	3,170	(11)	(24)	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31	1,585	(11)	(12)	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31	713	(5)	(5)	(5) (6) (7)
ML Holdco, LLC (dba MeridianLink)	Software	8.37%	S + 4.50%	10/25/32	6,405	6,374	6,373	(5)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32	1,666	(4)	(4)	(5) (7)
One, Inc. Software Corporation	Software	8.26%	S + 4.50%	12/06/32	14,875	14,727	14,726	(5)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	2,861	(14)	(14)	(5) (7)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	1,144	(11)	(11)	(5) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	5,450	—	—	(5) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	606	—	—	(5) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.76%	S + 5.00%	12/05/31	12,198	12,001	11,999	(5)

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of December 31, 2025 (continued)

(in thousands, except unit and per unit amounts)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 5.00%	12/05/31	$1,556	$(23)	$(23)	(5) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 5.00%	12/05/31	126	(2)	(2)	(5) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	6,211	—	—	(5) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	1,308	—	—	(5) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	1,090	—	—	(5) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.27%	S + 4.50%	12/06/32	5,202	5,150	5,150	(5)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.50%	12/06/32	1,909	(9)	(10)	(5) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.50%	12/06/32	716	(7)	(7)	(5) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	1,965	919	914	(5) (6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	1,960	1,945	1,940	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	1,960	1,945	1,940	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	1,225	1,216	1,213	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	246	(2)	(3)	(5) (6) (7)
Total 1st Lien/Senior Secured Debt						432,148	431,488
Total United States						$432,148	$431,488
Total Debt Investments						$432,148	$431,488
Investments in Affiliated Money Market Fund - 6.0%
United States - 6.0%
Goldman Sachs Financial Square Government Fund - Institutional Shares					12,276,448	$12,276	$12,276	(8) (9)
Total United States						$12,276	$12,276
Total Investments in Affiliated Money Market Fund						$12,276	$12,276
Total Investments and Investments in Affiliated Money Market Fund - 216.4%						$444,424	$443,764

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR, including SOFR adjustment, if any, ("S") at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of December 31, 2025, 1 month S was 3.69% , 3 month S was 3.65% and 6 month S was 3.57%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at December 31, 2025.

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

(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.

(7)

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

(9)	The annualized seven-day yield as of December 31, 2025 is 3.67%. PIK – Payment-In-Kind

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

	For the Year Ended December 31,	For the period from May 1, 2024 (inception) to December 31,
	2025	2024
Accelerated amortization of upfront loan origination fees and unamortized discounts	$93	$—

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of December 31, 2025 and December 31, 2024, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the “Custodian”). As of December 31, 2025 and December 31, 2024, the Company held an aggregate cash balance of $7,355 and $2,054, respectively.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Standard Chartered Bank (as amended, supplemented or otherwise modified and in effect from time to time, the “SCB Revolving Credit Facility”). These costs are amortized using the straight-line method over the term of the SCB Revolving Credit Facility. Deferred financing costs related to the SCB Revolving Credit Facility are presented separately as an asset on the Company’s Statements of Financial Condition.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operation or cash flows.

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

For the year ended December 31, 2025 and for the period from May 1, 2024 (inception) to December 31, 2024, Management Fees amounted to $1,522 and $69. As of December 31, 2025, $591 remained payable.

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

For the year ended December 31, 2025 and for the period from May 1, 2024 (inception) to December 31, 2024, the Company incurred expenses for services provided by the Administrator and the Custodian of $340 and $132. As of December 31, 2025, $90 remained payable.

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

For the year ended December 31, 2025, and the period from May 1, 2024 (inception) to December 31, 2024, the Company incurred expenses for services provided by the Transfer Agent of $46 and $14. As of December 31, 2025, $13 remained payable.

Affiliates

GSAM Holdings, LLC owned 345,138 and 105,047 of the Company's Units as of December 31, 2025 and December 31, 2024. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$68,997	$409,878	$(466,599)	$—	$—	$12,276	$348
Total Non-Controlled Affiliates	$68,997	$409,878	$(466,599)	$—	$—	$12,276	$348
For the period from May 1, 2024 (inception) to December 31, 2024
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$—	$110,092	$(41,095)	$—	$—	$68,997	$183
Total Non-Controlled Affiliates	$—	$110,092	$(41,095)	$—	$—	$68,997	$183
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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of December 31, 2025 and December 31, 2024, there were $24 and $49, respectively, included within Accrued expenses and other liabilities, $0 and $37, respectively, included within Accrued deferred offering costs, and $0 and $25, respectively, included within Accrued organization costs, that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	As of
	December 31, 2025		December 31, 2024
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$432,148	$431,488	$34,111	$34,104
Total	$432,148	$431,488	$34,111	$34,104

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	As of
	December 31, 2025		December 31, 2024
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	19.5%	41.1%	—%	—%
Commercial Services & Supplies	17.2	36.3	—	—
Financial Services	11.9	24.9	—	—
Health Care Technology	8.2	17.2	—	—
Diversified Consumer Services	7.4	15.6	—	—
Health Care Providers & Services	5.9	12.4	—	—
IT Services	5.6	11.8	45.2	24.7
Food Products	4.6	9.7	21.7	11.9
Machinery	4.5	9.5	33.1	18.1
Air Freight & Logistics	3.7	7.7	—	—
Professional Services	3.6	7.7	—	—
Textiles, Apparel & Luxury Goods	2.8	5.8	—	—
Wireless Telecommunication Services	1.4	2.9	—	—
Aerospace & Defense	1.3	2.7	—	—
Household Products	1.2	2.6	—	—
Trading Companies & Distributors	1.2	2.5	—	—
Total	100.0%	210.4%	100.0%	54.7%

The geographic composition of the Company’s investments at fair value was as follows:

	As of
Geographic	December 31, 2025	December 31, 2024
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)	Valuation Techniques(2)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(3)	Weighted Average(4)
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$204,030	Discounted cash flows	Discount Rate	8.3% - 9.8%	8.9%

(1)
As of December 31, 2025, included within Level 3 assets of $431,488 is an amount of $227,458 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and transaction prices). The income approach was used in the determination of fair value for $204,030, or 47.3%, of Level 3 bank loans, corporate debt, and other debt obligations.
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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	As of
	December 31, 2025				December 31, 2024
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$431,488	$431,488	$—	$—	$34,104	$34,104
Investments in Affiliated Money Market Fund	12,276	—	—	12,276	68,997	—	—	68,997
Total	$12,276	$—	$431,488	$443,764	$68,997	$—	$34,104	$103,101

The following table presents a summary of changes in fair value of Level 3 assets by investment type following the commencement of investment operations:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Year Ended December 31, 2025
1st Lien/Senior Secured Debt	$34,104	$413,033	$—	$(653)	$(15,394)	$398	$—	$—	$431,488	$(653)
Total assets	$34,104	$413,033	$—	$(653)	$(15,394)	$398	$—	$—	$431,488	$(653)
For the period from May 1, 2024 (inception) to December 31, 2024
1st Lien/Senior Secured Debt	$—	$34,104	$—	$(7)	$—	$7	$—	$—	$34,104	$(7)
Total assets	$—	$34,104	$—	$(7)	$—	$7	$—	$—	$34,104	$(7)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of December 31, 2025 and December 31, 2024, approximates its carrying value because the SCB Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 1, 2024, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 184% and 283%.

The Company's outstanding debt was as follows:

	As of
	December 31, 2025			December 31, 2024
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
SCB Revolving Credit Facility	$300,000	$56,000	$244,000	$300,000	$255,000	$45,000
Total debt	$300,000	$56,000	$244,000	$300,000	$255,000	$45,000

SCB Revolving Credit Facility

The Company entered into the SCB Revolving Credit Facility on September 25, 2024 with Standard Chartered Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, sole bookrunner, letter of credit issuer and lender. Subsequent to the year ended December 31, 2025, the Company entered into the first amendment to the SCB Revolving Credit Facility. See Note 12 “Subsequent Events.”

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

The SCB Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The SCB Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of December 31, 2025, the Company was in compliance with these covenants.

Costs of $2,601 were incurred in connection with obtaining the SCB Revolving Credit Facility, which have been recorded as deferred financing costs in the Statements of Financial Condition and are being amortized over the life of the SCB Revolving Credit Facility using the straight-line method. As of December 31, 2025 and December 31, 2024, outstanding deferred financing costs were $953 and $2,205.

The following table presents summary information regarding the SCB Revolving Credit Facility:

	For the Year Ended December 31,	For the period from May 1, 2024 (inception) to December 31,
	2025	2024
Borrowing interest expense	$5,537	$93
Facility fees	585	214
Amortization of financing costs	1,306	341
Total	$7,428	$648
Weighted average interest rate	6.22%	6.72%
Average outstanding balance	$89,000	$5,153	(1)

(1)Average outstanding debt balance was calculated beginning on September 25, 2024, the date on which the Company entered into the SCB Revolving Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	As of
	December 31, 2025			December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$927,010	$718,425	22.50%	$927,010	$862,110	7.00%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. The Company may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of the Company. The Company would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	As of
	December 31, 2025	December 31, 2024
1st Lien/Senior Secured Debt
AAG KP Borrower LLC (dba KUIU)	$1,682	$—
Accommodations Plus Technologies LLC	1,845	—
Airwavz Solutions, Inc.	1,277	—
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	20,906	—
Ark Data Centers, LLC	8,680	12,133
BCTO Bluebill Buyer, Inc. (dba Ren)	1,137	—
Businessolver.com, Inc.	4,722	—
Celero Commerce LLC	2,254	—
Computer Services, Inc.	3,488	—
Convenient Payments Acquisition, Inc.	197	—
CURiO Brands LLC	1,346	—
Curriculum Associates, LLC	4,439	—
Edition Holdings, Inc. (dba Enverus)	9,548	—
Edko, LLC	6,347	—
EnviroSmart, LLC (dba ES Integrated)	1,805	—
eShipping, LLC	4,645	—
Frontline Road Safety Operations, LLC	2,790	—
Fullsteam Operations LLC	5,949	—
Ideal Components Acquisition, LLC (dba Ideal Tridon)	2,315	—
Kene Acquisition, Inc. (dba Entrust)	5,023	—
KPA Parent Holdings, Inc.	2,481	—
Lobos Parent, Inc. (dba NEOGOV)	5,469	—
ML Holdco, LLC (dba MeridianLink)	1,666	—
Octane Purchaser, Inc. (dba Office Ally)	1,576	—
One, Inc. Software Corporation	4,005	—
PAS Parent Inc. (dba Pace Analytical)	12,009	—
PDDS Holdco, Inc. (dba Planet DDS)	1,645	—
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	3,659	—
Rotation Buyer, LLC (dba Rotating Machinery Services)	3,106	3,959
Rubix Foods, LLC	1,015	—
Saber Parent Holdings Corp. (dba Service Logic)	3,150	—
SpecialtyCare, Inc.	2,424	—
Splash Car Wash, Inc.	2,196	—
Sundance Group Holdings, Inc. (dba NetDocuments)	6,020	—
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	8,528	—
Tropical Bidco, LLC (dba Tropical Cheese)	1,158	965
UFT Buyer LLC (dba United Flow Technologies)	2,625	—
Wellness AcquisitionCo, Inc. (dba SPINS)	550	—
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	1,931	—
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	3,395	—
Total 1st Lien/Senior Secured Debt	$159,003	$17,057
Total	$159,003	$17,057

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Year Ended December 31, 2025
March 26, 2025	1,337,678	$23,175
September 22, 2025	2,657,938	46,350
November 26, 2025	2,660,261	46,350
December 23, 2025	1,587,248	27,810
Total capital drawdowns	8,243,125	$143,685
For the period from May 1, 2024 (inception) to December 31, 2024
May 1, 2024	500	$10
October 30, 2024	927,000	18,540
December 4, 2024	2,662,462	46,350
Total capital drawdowns	3,589,962	$64,900

Distributions

The following table reflects the distributions declared on the Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Year Ended December 31, 2025
May 7, 2025	July 2, 2025	August 8, 2025	$0.25
August 6, 2025	October 2, 2025	October 29, 2025	$0.24
November 5, 2025	December 31, 2025	January 28, 2026	$0.29

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Year Ended December 31,	For the period from May 1, 2024 (inception) to December 31,
	2025	2024
Net increase (decrease) in Members' Capital from operations	$5,488	$(2,589)
Weighted average Units outstanding	5,656,794	543,153
Basic and diluted earnings (loss) per Unit	$0.97	$(4.77)

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. TAX INFORMATION

As of the dates indicated, the tax character of distributions was as follows:

	For the Year Ended December 31, 2025	For the period from May 1, 2024 (inception) to December 31, 2024
Distributions paid from:
Ordinary Income	$6,414	$—
Net Long-Term Capital Gains	—	—
Total Taxable Distributions	$6,414	$—

As of the dates indicated, the components of Accumulated Earnings (Losses) on a tax basis were as follows:

	For the Year Ended December 31, 2025		For the period from May 1, 2024 (inception) to December 31, 2024
Undistributed Ordinary Income - net	$92		$—
Undistributed Long-Term Capital Gains	—	(1)	—
Total Undistributed Earnings	$92		$—
Capital Loss Carryforward	$—		$—
Timing Differences (Organizational Costs)	(734)		(788)
Unrealized Earnings (Losses)—net	(653)		(7)
Total Accumulated Earnings (Losses)—net	$(1,295)		$(795)
(1)
Amount rounds to less than $1.

As of the dates indicated, the Company’s aggregate unrealized appreciation and depreciation based on cost for U.S. federal income tax purposes were as follows:

	For the Year Ended December 31, 2025	For the period from May 1, 2024 (inception) to December 31, 2024
Tax cost	$444,417	$103,108
Gross unrealized appreciation	114	—
Gross unrealized depreciation	(767)	(7)
Net unrealized investment appreciation on investments	$(653)	$(7)

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of material modification of debt securities.

In order to present certain components of the Company's capital accounts on a tax-basis, certain reclassifications have been recorded to the Company's accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from certain non-deductible expenses and net operating losses. For the year ended December 31, 2025 and the period from May 1, 2024 (inception) to December 31, 2024, the Company reclassified $(426) and $(1,794) from total distributable earnings (loss) to common units.

The following table reconciles net increase in net assets resulting from operations to taxable income:

	For the Year Ended December 31, 2025	For the period from May 1, 2024 (inception) to December 31, 2024
Net increase (decrease) in members' capital resulting from operations	$5,488	$(2,589)
Adjustments:
Net unrealized losses (gains)	653	7
Expenses not currently deductible	426	1,679
Expenses for tax but not for book	(54)	(18)
Realized gain (loss) differences	(7)	—
Taxable income net of capital loss carryforward	$6,506	$(921)
Nondeductible net investment loss	—	921
Taxable income(1)	$6,506	$—
(2)
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

11. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Year Ended December 31,	For the period from May 1, 2024 (inception) to December 31,
	2025	2024
Per Unit Data:(1)
Members' Capital, beginning of period	$17.36	$20.00
Net investment income (loss)	1.09	(4.75)
Net realized and unrealized gains (losses)(2)	(0.34)	(0.02)
Net increase (decrease) in Members' Capital from operations(2)	$0.75	$(4.77)
Distributions from net investment income	(0.78)	—
Effect of offering price of subscriptions (3)	—	2.13
Total increase (decrease) in Members' Capital	$(0.03)	$(2.64)
Members' Capital, end of period	$17.33	$17.36
Units outstanding, end of period	11,833,087	3,589,962
Weighted average units outstanding	5,656,794	543,153
Total return based on Members' Capital(4)	4.32%	(13.20%)
Supplemental Data/Ratio:
Members' Capital, end of period.	$205,070	$62,311
Ratio of total expenses to average Members' Capital	10.95%	47.61%	(5)
Ratio of total expenses (without interest and other debt expenses) to average Members' Capital	3.41%	36.25%	(5)
Ratio of interest and other debt expenses to average Members' Capital	7.54%	11.36%	(5)
Ratio of net investment income (loss) to average Members' Capital	6.24%	(40.60%)	(5)
Portfolio turnover	8%	—%

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
(4)
Calculated as the change in members' capital per Unit during the period plus distributions recorded per Unit, divided by the beginning members' capital per Unit.
(5)
Ratios are annualized, except for, as applicable, organization costs.

12. SUBSEQUENT EVENTS

Subsequent events after the date of the Statements of Financial Condition have been evaluated through the date the audited financial statements were issued. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the financial statements.

Amendment to SCB Revolving Credit Facility

On January 30, 2026, the Company entered into a first amendment to the SCB Revolving Credit Facility, by and among the Company, as borrower, and Standard Chartered Bank Ltd., as administrative agent, lead arranger, sole bookrunner, letter of credit issuer and lender (the “Amendment”). The Amendment, among other things, (i) increases the Maximum Commitment amount to $400,000, (ii) extends the Stated Maturity Date from September 25, 2026 to September 24, 2027 and (iii) decreases the Applicable Margin (a) with respect to Term SOFR Loans, Alternative Currency Term Rate Loans, Daily CORRA Loans, Daily SONIA Loans and Letters of Credit, to 1.85% per annum, and (b) with respect to Base Rate Loans, to 0.85% per annum. Capitalized terms used but not otherwise defined have the meanings ascribed to them in the SCB Revolving Credit Facility.

Distributions

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning January 1, 2026 through March 31, 2026, which will be payable on or about April 29, 2026 to Unitholders of record as of April 2, 2026.

Capital Call

On February 23, 2026, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of approximately 2.7 million common units for an aggregate offering price of approximately $46,351. The units will be issued on or about March 9, 2026.

West Bay BDC LLC—Tax Information (unaudited)

During the year ended December 31, 2025, the Company designated 98.68% of its distributions from net investment income as interest-related dividends pursuant to Section 871(k) of the Internal Revenue Code.

For the year ended December 31, 2025, the Company designated 95.74% of the dividends paid from net investment company taxable income as Section 163(j) Interest Dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Board of Directors and Executive Officers

The current directors were appointed to their positions in April 2024, and each director will hold office until his or her death, resignation, removal or disqualification. In addition, our Board of Directors has adopted policies which provide that (a) no director shall hold office for more than fifteen (15) years and (b) a director shall retire as of December 31st of the calendar year in which he or she reaches his or her 75th birthday, unless a waiver of such requirement has been adopted by a majority of the other directors. Such policies may be changed by the directors without a Unitholder vote.

Directors

Information regarding the members of the Board of Directors is as follows:

Name and Age (1)	Term of Office	Principal Occupation(s) During Past 5 Years	Other Directorships
Independent Directors
Carlos E. Evans (74)	Chair of the Board and Director since April 2024

Mr. Evans is retired. He is Chairman, Highwoods Properties, Inc. (2018–Present); Director, National Coatings and Supplies Inc. (2015–Present); Director, Warren Oil Company, LLC (2016–Present); Director, American Welding & Gas Inc. (2015–Present); and Director, Johnson Management (2015–Present). He was formerly Director, Sykes Enterprises, Inc. (2016–2021). Director—the Company, GS BDC and GS Credit.

Highwoods Properties, Inc. (a real estate investment trust); National Coatings and Supplies Inc.; Warren Oil Company, LLC; American Welding & Gas Inc.; Johnson Management; GS BDC; GS Credit;
Timothy J. Leach (70)	Director since December 2025	Mr. Leach is retired. He is Chairman, MN8 Energy Inc. (2021–Present); Chairman, Habitat for Humanity of Sonoma County	Habitat for Humanity of Sonoma County; GS Renewable Power LLC, GS BDC, and GS Credit.

(2019–Present); and Chairman, GS Renewable Power LLC (2021–Present). He was formerly Chief Investment Officer, US Bank Wealth Management (2008 –2016) and Treasurer and Director, National Committee to Preserve Social Security & Medicare (2014– 2019).

Chair of the Board of Directors—GS BDC and GS Credit. Director—the Company.

Richard A. Mark (72)	Director since December 2025

Mr. Mark is retired. He is Director, Viatris Inc. (2020–Present) and Director, Home Centered Care Institute (2021–Present). He was formerly Director, Almost Home Kids (2016–2021) and Director, Mylan N.V. (2019–2020).

Director—the Company, GS BDC, SCH, PMMC II, GS Credit and PSLF.

Viatris Inc.; Home Centered Care Institute; GS BDC; SCH; PMMC II; GS Credit; and PSLF.
Interested Director*
Katherine (“Kaysie”) P. Uniacke (65)	Director since April 2024

Ms. Uniacke is Chair of the Board, Goldman Sachs Asset Management International (2013–Present) and Advisory Director, Goldman Sachs (2013–Present). She was formerly Director, Goldman Sachs Dublin and Luxembourg family of funds (2013-2023).

Director—the Company; GS BDC; SCH; GS PMMC II; PSLF and GS Credit.

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

(1)	Each director may be contacted by writing the director, c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282.

Executive Officers

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Vivek Bantwal	48	Co-Chief Executive Officer
David Miller	56	Co-Chief Executive Officer
Tucker Greene	50	President and Chief Operating Officer
Stanley Matuszewski	39	Chief Financial Officer and Treasurer
Mai Elsamahy	37	Principal Accounting Officer
Julien Yoo	54	Chief Compliance Officer
Caroline Kraus	48	Chief Legal Officer and Secretary
Justin Betzen	45	Vice President
Greg Watts	49	Vice President
Jennifer Yang	42	Vice President
Matthew Carter	39	Vice President

The address for each executive officer is c/o Goldman Sachs Asset Management, L.P., 200 West Street, New York, New York 10282. Each officer holds office at the pleasure of the Board until the next election of officers or until his or her successor is duly elected and qualifies.

Biographical Information

Directors

Independent Directors:

Carlos E. Evans. Mr. Evans is retired. Mr. Evans has served on the Board since April 2024 and has served as Chairperson of the Board since April 2024. He also serves on the Board of Directors of GS BDC and GS Credit. Mr. Evans is currently chairman of the Board of Directors of Highwoods Properties, Inc., a real estate investment trust, where he serves as a member of the Compensation/Governance Committee and as a member of the Executive Committee. He previously served as chairman of the Compensation/Governance Committee of Highwoods Properties, Inc. Prior to his retirement in 2014, Mr. Evans worked for Wells Fargo Bank, most recently serving as executive vice president and group head of the eastern division of Wells Fargo commercial banking. From 2006 until Wachovia Corporation’s merger with Wells Fargo in 2009, Mr. Evans served as wholesale banking executive and an executive vice president for the Wachovia general banking group. Previously, he held senior management positions with First Union National Bank and with Bank of America and its predecessors, including NationsBank, North Carolina National Bank and Bankers Trust of South Carolina, which he joined in 1973. Mr. Evans is chairman emeritus of the board of the Spoleto Festival USA and was previously chairman of the board of the Medical University of South Carolina Foundation. Mr. Evans serves on the boards of four private companies, National Coatings and Supplies Inc., Warren Oil Company, LLC, American Welding & Gas Inc. and Johnson Management. He also previously served on the Board of Directors of Sykes Enterprises, Incorporated, an international provider of outsourced customer contact management services. Based on the foregoing, Mr. Evans is experienced with financial and investment matters, which we believe makes him well qualified to serve on our Board of Directors.

Timothy J. Leach. Mr. Leach is retired. Mr. Leach has served on the Board of Directors of the Company and as a member of each of the Company’s Audit Committee, Governance and Nominating Committee, Compliance Committee and Contract Review Committee since December 2025. He also serves as a member and Chair of the Board of Directors of GS BDC and GS Credit. Mr. Leach has served as Chairperson of the Board of Directors of MN8 Energy Inc. (f/k/a Goldman Sachs Renewable Power LLC), a renewable energy producer, since 2021. From 2008 until his retirement in July 2016, Mr. Leach served as chief investment officer of US Bank Wealth Management. Prior to joining US Bank, Mr. Leach held senior management positions with U.S. Trust Company and various investment advisers and asset managers, including Wells Fargo Private Investment Advisors, Wells Fargo Alternative Asset Management, ABN Amro Global Asset Management, ABN Amro Asset Management (USA) and Qualivest Capital Management. Based on the foregoing, Mr. Leach is experienced with financial and investment matters, which we believe makes him well qualified to serve on the Board of Directors.

Richard A. Mark. Mr. Mark is retired. Mr. Mark has served on the Board of Directors, as a member of the Governance and Nominating Committee, Compliance Committee, Contract Review Committee and as the Chair of the Audit Committee of the Company, PSLF and SCH since December 2025. Since August 2025, he has served on the Board of Directors of PMMC II, and effective December 31, 2025, he began serving as Chair of the Audit Committee and a member of the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of PMMC II. Mr. Mark also serves on the Board of Directors, as Chair of the Audit Committee, and a member of the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of GS BDC and GS Credit. Prior to his retirement in 2015, Mr. Mark was a partner at Deloitte & Touche LLP, most recently leading the corporate development function of the advisory business of Deloitte. Mr. Mark began his career at Arthur Andersen & Co. and held various positions with Arthur Andersen, including audit partner, before joining Deloitte in 2002. Since November 2020, Mr. Mark has served on the Board of Directors of Viatris Inc. (“Viatris”), a global pharmaceuticals company. Prior to the closing of the transaction that combined Mylan N.V. and Pfizer Inc.’s off-patent branded and generic established medicines business, which resulted in the formation of Viatris, Mr. Mark served on the Board of Directors of Mylan N.V. from June 2019 until November 2020. Mr. Mark also served from July 2015 until August 2016 as chairperson of the board of directors and as a member of the audit committee of Katy Industries, Inc., a manufacturer, importer and distributor of commercial cleaning and consumer storage products. Since December 2021, Mr. Mark has served on the Board of Directors of the Home Centered Care Institute, a nonprofit organization focused on scaling home-based primary care. From May 2016 to December 2021, Mr. Mark served as a director of Almost Home Kids, an affiliate of Lurie Children’s Hospital of Chicago, which provides care to children with complicated health needs. Mr. Mark is a certified public accountant. Based on the foregoing, Mr. Mark is experienced with accounting, financial and investment matters, which we believe makes him well qualified to serve on the Board.

Interested Director:

Katherine P. Uniacke. Ms. Uniacke is the sole interested director on the Board and has served in such capacity since April 2024. Ms. Uniacke is the chair of the board of Goldman Sachs Asset Management International, serves on the boards of GS BDC, SCH, GS PMMC II, PSLF and GS Credit, and is an advisory director to GS Group Inc. Previously, she was global chief operating officer of GSAM’s portfolio management business until 2012 and served on the Investment Management Division Client and Business Standards Committee. Prior to this, she was president of Goldman Sachs Trust, the GS mutual fund family, and was head of the Fiduciary Management business within Global Manager Strategies, responsible for business development and client service globally. Earlier in her career, Ms. Uniacke managed GSAM’s U.S. and Canadian Distribution groups. In that capacity, she was responsible for overseeing all North American institutional and third-party sales channels, marketing and client service functions, for which client assets exceeded $200 billion. Before that, Ms. Uniacke was head of GSAM’s Global Cash Services business, where she was responsible for overseeing the management of assets exceeding $100 billion. Ms. Uniacke worked at Goldman Sachs from 1983 to 2012, where she was named managing director in 1997 and partner in 2002. Based on the foregoing, Ms. Uniacke is experienced with financial and investment matters, which we believe makes her well qualified to serve on the Board of Directors.

Executive Officers who are not Directors:

Vivek J. Bantwal. Mr. Bantwal has served as Co-Chief Executive Officer of the Company and each of GS BDC, GS PMMC II, PSLF, GS Credit and West Bay since August 2025, and also serves as global co-head of Private Credit within Goldman Sachs Asset Management, L.P. (together with The Goldman Sachs Group, Inc., Goldman Sachs & Co. LLC and their subsidiaries and affiliates, “Goldman Sachs”). He joined Goldman Sachs in 1999, was named managing director in 2007, and partner in 2012. Mr. Bantwal serves as a member of the Firmwide Management Committee, Private Credit Investment Committee, Investment Grade Private Credit and Asset Finance Investment Committee, and the Firmwide Conduct Committee. He previously held the role of Global Head of the Financing Group within Investment Banking and co-chaired the Firmwide Capital Committee. Before that, he was Chief Operating Officer of the Global Markets Division. Earlier in his career, Mr. Bantwal co-headed the Americas Credit Finance Group, where he managed the firm’s Leveraged Finance and Structured Finance businesses. Mr. Bantwal also contributes to several organizations, including serving on the Undergraduate Executive Board of the Wharton School at the University of Pennsylvania, the Leadership Council of the Mindich Child Health and Development Institute at Mount Sinai, and the board of the American India Foundation. Mr. Bantwal earned a BS in Economics from the Wharton School of the University of Pennsylvania.

David D. Miller. Mr. Miller is the Co-Chief Executive Officer of the Company and has served in such capacity since April 2024. Mr. Miller is also the Co-Chief Executive Officer of GS BDC, SCH, GS PMMC II, PSLF and GS Credit. Mr. Miller is co-head of the Goldman Sachs Asset Management Private Credit Direct Lending Team in the Americas. He joined Goldman Sachs in 2004, was named managing director in 2012, and became a partner in 2014. He has spent his nearly 30-year career as an investor in middle market companies and has originated billions of dollars in commitments across all industries to companies in various stages of the lifecycle. Mr. Miller serves as a member of the Private Credit Investment Committee. In 2004, he co-founded Goldman Sachs’s middle market origination effort investing primarily firm capital and has led that business since 2013. Prior to joining Goldman Sachs in 2004, Mr. Miller was senior vice president of originations for GE Capital, where he was responsible for structuring and originating loans in the media and telecommunications sectors. Previously, Mr. Miller was a director at SunTrust Bank, responsible for originating and managing a portfolio of middle market loans. Mr. Miller earned a BS from Auburn University.

Tucker E. Greene. Mr. Greene has served as the President of the Company since August 2025, and Chief Operating Officer of the Company since April 2024. Mr. Greene is also the President and Chief Operating Officer of GS BDC, SCH, GS PMMC II, PSLF and GS Credit. Mr. Greene previously served as a vice president of GS BDC, SCH, GS PMMC II, PSLF and GS Credit. He is also a managing director in the Goldman Sachs Asset Management Private Credit Team. He is a senior portfolio manager focused on fund management. Prior to his current role, Mr. Greene was a senior originator and underwriter in the Goldman Sachs Asset Management Private Credit Team. Mr. Greene joined Goldman Sachs in 2004 in the Specialty Lending Group, primarily investing firm capital in directly originated middle market loans. Prior to joining Goldman Sachs, Mr. Greene worked at GE Capital, focusing on underwriting loans in the media and telecommunications sector. Mr. Greene was named managing director in 2021. Mr. Greene earned a BS and MBA from Vanderbilt University.

Stanley Matuszewski. Mr. Matuszewski is the Chief Financial Officer and Treasurer of the Company and has served in such capacity since April 2024. Mr. Matuszewski also is the Chief Financial Officer and Treasurer of GS BDC, SCH, GS PMMC II, PSLF and GS Credit. He is also a managing director in the GSAM Private Credit Team. Prior to his current role, he managed the Business Development Companies Asset Management Product Controllers team, which is responsible for valuation oversight. Prior to joining Goldman Sachs & Co. LLC in 2013, he worked at Morgan Stanley in the Valuation Review Group. Mr. Matuszewski was named managing director in 2025.

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

Julien Yoo. Ms. Yoo is the Chief Compliance Officer of the Company and has served in such capacity since April 2024. Ms. Yoo is also the managing director of GSAM Compliance, Head of the U.S. Regulatory Compliance team with GSAM Compliance, and Chief Compliance Officer of GS BDC, SCH, GS PMMC II, PSLF and GS Credit. Ms. Yoo joined Goldman Sachs in 2013. Prior to joining Goldman Sachs, Ms. Yoo was a vice president in the legal department of Morgan Stanley Investment Management. Prior to joining Morgan Stanley, she was an associate at Shearman & Sterling, LLP and at Swidler Berlin Shereff Friedman, LLP.

Caroline Kraus. Ms. Kraus is the Chief Legal Officer and Secretary of the Company and has served in such capacity since April 2024. Ms. Kraus is also a managing director and Senior Counsel at GSAM and the Chief Legal Officer and Secretary of GS BDC, SCH, GS PMMC II, PSLF and GS Credit, as well as various other Goldman Sachs funds. Ms. Kraus joined Goldman Sachs in 2006. Prior to joining Goldman Sachs, she was an associate at Weil, Gotshal & Manges, LLP.

Justin Betzen. Mr. Betzen is a vice president of the Company and has served in such capacity since April 2024. Mr. Betzen is also a vice president of GS BDC, SCH, GS PMMC II, PSLF and GS Credit. He is also a managing director and senior underwriter in the Goldman Sachs Asset Management Private Credit Team in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined the firm as a vice president in 2013. He was named managing director in 2019. Prior to rejoining the firm, Mr. Betzen worked at Newstone Capital Partners, where he focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group, where he focused on software, services and payments companies.

Greg D. Watts. Mr. Watts is a vice president of the Company and has served in such capacity since April 2024. Mr. Watts is also a vice president of GS BDC, SCH, GS PMMC II, PSLF and GS Credit. He also serves as head of underwriting and portfolio management for the Goldman Sachs Asset Management Private Credit Direct Lending Team in the Americas. He has spent greater than 20 years as a credit investor in middle market companies and has overseen billions of dollars of investments from origination to exit as well as a significant amount of experience in workouts and restructurings. Mr. Watts is a member of the Private Credit Investment Committee. Mr. Watts joined Goldman Sachs in 2007 and was named managing director in 2015 and partner in 2022. Prior to joining Goldman Sachs, Mr. Watts spent five years with GE Capital’s Technology, Media and Telecom Finance Group as a senior vice president and risk team leader in underwriting and portfolio management. Before working at GE Capital, Mr. Watts was an associate at Investcorp International after beginning his career as an investment banking analyst in Salomon Smith Barney’s Mergers and Acquisitions Group. He earned a BBA in Finance from the University of Georgia.

Jennifer Yang. Ms. Yang is a vice president of the Company and has served in such capacity since April 2024. Ms. Yang is also a vice president of GS BDC, SCH, GS PMMC II, PSLF and GS Credit. She is also a managing director in Credit Alternatives within GSAM, with oversight of Healthcare. She is responsible for leading and managing the healthcare investment strategy and portfolio. Ms. Yang joined Goldman Sachs in 2018 as a vice president and was named managing director in 2021. Prior to joining Goldman Sachs, Ms. Yang was an executive director at Varagon Capital Partners, where she was responsible for structuring, executing and managing credit investments in the healthcare sector. Previously, she was a vice president at Fifth Street Asset Management, focused on healthcare deal execution.

Matthew Carter. Mr. Carter is a vice president of the Company and has served in such capacity since February 2025. Mr. Carter is also a vice president of GS BDC, SCH, GS PMMC II, PSLF and GS Credit. Mr. Carter is a managing director and senior underwriter in Private Credit within Asset & Wealth Management at Goldman Sachs. He leads workout and restructuring activities for the U.S. direct lending business. Mr. Carter joined Goldman Sachs in 2014 as an associate in the Specialty Lending Group within the Special Situations Group and was named managing director in 2023. Prior to joining Goldman Sachs, Mr. Carter worked in the Investment Banking Division at Barclays Capital for five years and started his career in the Private Fund Investments Group at Lehman Brothers.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Mr. Evans, Mr. Leach and Mr. Mark, each of whom is an Independent Director and meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and none will be an “interested person” of the Company (as defined in Section 2(a)(19) of the Investment Company Act). Mr. Mark is Chair of the Audit Committee. The Board of Directors and the Audit Committee have determined that Mr. Mark is an “audit committee financial expert,” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee is also responsible for aiding the Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

The Audit Committee held four formal meetings in 2025.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Mr. Evans, Mr. Leach and Mr. Mark, each of whom is an Independent Director. Mr. Evans serves as the Chair of the Governance and Nominating Committee. The Governance and Nominating Committee is responsible for identifying, researching and nominating Independent Directors for selection by the Board, when necessary, selecting nominees to fill vacancies on the Board of Directors or any committee thereof, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management.

The Governance and Nominating Committee held two formal meetings in 2025.

Compliance Committee

The members of the Compliance Committee are Mr. Evans, Mr. Leach and Mr. Mark, each of whom is an Independent Director. Mr. Evans serves as Chair of the Compliance Committee. The Compliance Committee is responsible for overseeing our compliance processes, and insofar as they relate to services provided to us, the compliance processes of the Investment Adviser, the Placement Agent, the Administrator and the transfer agent, except that compliance processes relating to the accounting and financial reporting processes and certain related matters are overseen by the Audit Committee. In addition, the Compliance Committee provides assistance to the full Board of Directors with respect to compliance matters.

The Compliance Committee held four formal meetings in 2025.

Contract Review Committee

The members of the Contract Review Committee are Mr. Evans, Mr. Leach and Mr. Mark, each of whom is an Independent Director. Mr. Evans serves as Chair of the Contract Review Committee. Each of the members of the Contract Review Committee will be an Independent Director. The Contract Review Committee is responsible for overseeing the processes of the Board of Directors for reviewing and monitoring performance under the Investment Management Agreement and our placement agency, transfer agency and certain other agreements with the Investment Adviser and its affiliates. The Contract Review Committee also provides appropriate assistance to the Board of Directors in connection with the Board of Directors’ approval, oversight and review of our other service providers, including its custodian/accounting agent, sub-transfer and other agents, professional (legal and accounting) firms and printing firms.

The Contract Review Committee held one formal meeting in 2025.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our Units, to file reports of securities ownership and changes in such ownership with the SEC. Based solely on our review of Forms 3, 4 and 5 filed by such persons and information provided by our directors and officers, we believe that during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner except that one Form 4 was filed on September 29, 2025 for GSAM Holdings LLC to report an acquisition of Units, which should have been reported by September 24, 2025.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

None of our executive officers are currently compensated by us. We do not currently have any employees. Our day-to-day operations are managed by the Investment Adviser.

Compensation of Directors

For the fiscal year ended December 31, 2025, each Independent Director was compensated with a $30,000 annual fee (which could increase to $60,000 if our total called capital exceeds $450,000,000) for his or her services as a director. In addition, the Chair earned an annual fee of $10,000 (which could increase to $20,000 if the total called capital exceeds $450,000,000), and the director designated as “audit committee financial expert” received an additional $4,000 (which could increase to $8,000 if our total called capital exceeds $450,000,000) for their additional services in such capacities. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. No compensation will be paid to directors who are “interested persons,” as that term is defined in the Investment Company Act.

In addition, we purchase liability insurance on behalf of our directors. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry.

	Total Compensation from the Company for the year ended December 31, 2025(1)	Total Compensation from the Goldman Sachs Fund Complex for the Year Ended December 31, 2025(2)
Interested Director
Kaysie Uniacke	—	—
Independent Directors
Carlos E. Evans (3)	$40,000	$362,826
Timothy J. Leach (4)	$—	$403,391
Richard A. Mark (4)	$—	$395,652
Former Independent Directors
Tracy Grooms (5)	$34,000	$131,826
Karole Dill Barkley	$30,000	$127,826

(1)
We do not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from us.
(2)
Reflects compensation earned during the year ended December 31, 2025. For purposes of the table, the Goldman Sachs Fund Complex includes GS BDC, GS Credit and Goldman Sachs Middle Market Lending Corp. II (prior to its merger with GS Credit in October 2025).
(3)
Includes compensation as Chair of the Board.
(4)
Each of Ms. Dill Barkley and Ms. Grooms resigned from the Board of Directors and all committees thereof, effective as of the close of business on December 31, 2025. On October 31, 2025, the Board elected each of Mr. Mark and Mr. Leach to serve as an independent director of the Company and a member of the Audit Committee, the Governance and Nominating Committee, the Compliance Committee and the Contract Review Committee of the Company, effective as of the close of business on December 31, 2025.
(5)
Includes compensation as audit committee financial expert.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth, as of March 3, 2026, certain ownership information with respect to the Units for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding Units and all executive officers and directors, on an individual and group basis. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power over such Units.

Name and Address(1)	Type of Ownership	Number of Units Owned	Percentage(2)
Beneficial owners of 5% or more
Qatar Investment Authority(3)	Beneficial	11,487,948.71	97.08%
Interested Director
Kaysie Uniacke	—	—	—
Independent Directors
Carlos E. Evans	—	—	—
Timothy J. Leach	—	—	—
Richard A. Mark	—	—	—
Executive Officers
Vivek Bantwal	—	—	—
David Miller	—	—	—
Tucker Greene	—	—	—
Stanley Matuszewski	—	—	—
Mai Elsamahy	—	—	—
Caroline Kraus	—	—	—
Julien Yoo	—	—	—
Justin Betzen	—	—	—
Greg Watts	—	—	—
Jennifer Yang	—	—	—
Matthew Carter	—	—	—
All officers and directors as a group (15 persons)	—	—	—

(1)

The business address for each of our officers and directors is c/o West Bay BDC LLC, 200 West Street New York, New York 10282. The Company does not have a profit-sharing plan, and directors do not receive any pension or retirement benefits from the Company.

(2)	Based on a total of 11,833,087 Units issued and outstanding as of March 3, 2026.
(3)

Based on records of the Company’s transfer agent as of December 23, 2025. The address for the Qatar Investment Authority is Ooredoo Tower, Bldg. 14, Dafna St. (St. 801), Zone 61, P.O. 23224, Doha, S3, 00000 974 4499 5919. The Units of the Company shown in the above table as being owned by the Qatar Investment Authority include 11,487,948.71 Units held directly by West Bay Holding LLC. The Qatar Investment Authority is the ultimate parent of West Bay Holding LLC.

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

For the year ended December 31, 2025, we paid GSAM a total of $1.00 million in fees (excluding fees that are accrued but not paid) pursuant to the Investment Management Agreement, which consisted of $1.00 million in Management Fees.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate audit fees billed by PricewaterhouseCoopers LLP for the year ended December 31, 2025 were $271,600 and for the period from May 1, 2024 (inception) to December 31, 2024 were $195,000.

Fees included in the audit fees category are those associated with the annual audits of financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by PricewaterhouseCoopers LLP for year ended December 31, 2025 and for the period from May 1, 2024 (inception) to December 31, 2024.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

The aggregate audit-related fees billed by PricewaterhouseCoopers LLP to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025 were $1,352,891 and for the year ended December 31, 2024 were $1,306,615. These amounts represent fees PricewaterhouseCoopers LLP billed to GSAM for services related to the SSAE 18 report.

Tax Fees

No tax compliance, tax advice and tax planning fees were billed by PricewaterhouseCoopers LLP for the year ended December 31, 2025 and for the period from May 1, 2024 (inception) to December 31, 2024.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for tax compliance services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025 and for the year ended December 31, 2024.

All Other Fees

No fees were billed by PricewaterhouseCoopers LLP for products and services provided to the Company, other than the services reported in “Audit Fees,” and “Tax Fees” above, for the year ended December 31, 2025 and for the period from May 1, 2024 (inception) to December 31, 2024.

Other than services reported under “Audit-Related Fees,” no other fees were billed by the Company’s independent registered public accountant to GSAM, and any entity controlling, controlled by, or under common control with, GSAM, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025.

Aggregate Non-Audit Fees

The aggregate fees billed for non-audit services to GSAM and its affiliates by PricewaterhouseCoopers LLP for services for the year ended December 31, 2025 was $19.0 million and for the year ended December 31, 2024 was $20.7 million.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report on Form 10-K:

(1)
Financial Statements—Financial statements are included in Item 8. See the Index to the Financial Statements on page 74 of this annual report on Form 10-K.
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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 814-01758) filed on March 4, 2025).

14.2	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K (File No. 814-01758) filed on March 4, 2025).

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Co-Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Co-Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST BAY BDC LLC

Date: March 3, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: March 3, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Each person whose signature appears below constitutes and appoints Vivek Bantwal, David Miller, Stanley Matuszewski and Caroline Kraus, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2026.

Signature	Title
/s/ Vivek Bantwal Vivek Bantwal	Co-Chief Executive Officer (Co-Principal Executive Officer)

/s/ David Miller	Co-Chief Executive Officer (Co-Principal Executive Officer)
David Miller
.
/s/ Stanley Matuszewski	Chief Financial Officer and Treasurer (Principal Financial Officer)
Stanley Matuszewski

/s/ Mai Elsamahy	Principal Accounting Officer
Mai Elsamahy

/s/ Carlos E. Evans	Chairperson of the Board of Directors
Carlos E. Evans

/s/ Timothy J. Leach Timothy J. Leach	Director

/s/ Richard A. Mark Richard A. Mark	Director

/s/ Katherine P. Uniacke Katherine P. Uniacke	Director