Form 10-Q
period 2026-03-31
West Bay BDC LLC
filed 2026-05-12
CIK 2020354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 12, 2026, there were 14,487,726 of the limited liability company's common units outstanding.

West Bay BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

West Bay BDC LLC

Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $481,568 and $432,148)	$478,080	$431,488
Investments in affiliated money market fund (cost of $5,329 and $12,276)	5,329	12,276
Cash	4,889	7,355
Interest and dividends receivable	2,280	1,815
Deferred financing costs	1,888	953
Other assets	17,146	882
Total assets	$509,612	$454,769
Liabilities
Debt	$254,000	$244,000
Management fees payable	803	591
Interest and other debt expenses payable	692	1,417
Distribution payable	—	3,376
Accrued expenses and other liabilities	400	315
Total liabilities	$255,895	$249,699
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (14,487,726 and 11,833,087 units issued and outstanding as of March 31, 2026 and December 31, 2025)	252,715	206,365
Distributable earnings (loss)	1,002	(1,295)
Total members' capital	$253,717	$205,070
Total liabilities and members' capital	$509,612	$454,769
Net asset value per unit	$17.51	$17.33

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$10,485	$1,225
Other income	189	52
From non-controlled affiliated investments:
Dividend income	20	144
Total investment income	$10,694	$1,421
Expenses:
Interest and other debt expenses	$4,117	$666
Management fees	803	253
Professional fees	428	152
Directors’ fees	31	28
Offering costs	—	320
Other general and administrative expenses	190	139
Total expenses	$5,569	$1,558
Net investment income (loss)	$5,125	$(137)
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(2,828)	(141)
Net realized and unrealized gains (losses)	$(2,828)	$(141)
Net increase (decrease) in members' capital from operations	$2,297	$(278)
Weighted average units outstanding	12,511,495	3,679,140
Basic and diluted net investment income (loss) per unit	$0.41	$(0.04)
Basic and diluted earnings (loss) per unit	$0.18	$(0.08)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Members' capital at beginning of period	$205,070	$62,311
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$5,125	$(137)
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	(2,828)	(141)
Net increase (decrease) in members' capital from operations	$2,297	$(278)
Capital transactions:
Issuance of common units	$46,350	$23,175
Net increase in members' capital from capital transactions	$46,350	$23,175
Total increase (decrease) in members' capital	$48,647	$22,897
Members' capital at end of period	$253,717	$85,208

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$2,297	$(278)
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(74,118)	(51,349)
Payment-in-kind interest capitalized	(233)	(28)
Investments in affiliated money market fund, net	6,947	38,072
Proceeds from sales of investments and principal repayments	25,223	156
Net change in unrealized (appreciation) depreciation on investments	2,828	141
Amortization of premium and accretion of discount, net	(292)	(34)
Amortization of deferred financing costs	316	327
Amortization of deferred offering costs	—	320
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(465)	(183)
(Increase) decrease in other assets	(16,264)	33
Increase (decrease) in interest and other debt expenses payable	(725)	227
Increase (decrease) in management fees payable	212	184
Increase (decrease) in accrued organization costs	—	(25)
Increase (decrease) in accrued expenses and other liabilities	85	(113)
Net cash provided by (used for) operating activities	$(54,189)	$(12,550)
Cash flows from financing activities:
Proceeds from issuance of common units	$46,350	$23,175
Offering costs paid	—	(36)
Distributions paid	(3,376)	—
Financing costs paid	(1,251)	(54)
Borrowings on debt	63,000	68,000
Repayments of debt	(53,000)	(45,000)
Net cash provided by (used for) financing activities	$51,723	$46,085
Net increase (decrease) in cash	$(2,466)	$33,535
Cash, beginning of period	7,355	2,054
Cash, end of period	$4,889	$35,589
Supplemental and non-cash activities
Interest expense paid	$3,792	$110

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Schedule of Investments as of March 31, 2026

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment(1)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 188.4%
United States - 188.4%
1st Lien/Senior Secured Debt - 188.4%
Advanced Cooling Technologies, Inc.	Aerospace & Defense		S + 4.50%	02/27/33	$19,320	$—	$—	(5) (6)
Advanced Cooling Technologies, Inc.	Aerospace & Defense		S + 4.50%	02/27/33	3,780	—	—	(5) (6)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.70%	S + 5.00%	09/30/31	5,687	5,634	5,659	(5) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31	2,303	(11)	(11)	(5) (6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.91%	P + 4.00%	09/30/31	1,356	250	255	(5) (6) (7)
Auctane, Inc.	Air Freight & Logistics		S + 4.75%	12/31/32	28,000	—	—	(5) (6)
eShipping, LLC	Air Freight & Logistics	8.20%	S + 4.50%	12/23/32	8,434	8,393	8,349	(5) (7)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	3,183	(8)	(32)	(5) (6) (7)
eShipping, LLC	Air Freight & Logistics	10.25%	P + 3.50%	12/23/32	1,029	59	54	(5) (6) (7)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32	562	(3)	(6)	(5) (6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.45%	S + 4.75%	08/02/32	7,394	7,325	7,320	(5) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	2,263	(10)	(23)	(5) (6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	881	(8)	(9)	(5) (6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32	251	(2)	(2)	(5) (6) (7)
Burgess Pigment Co.	Chemicals		S + 5.00%	03/19/31	22,900	—	—	(5) (6)
Burgess Pigment Co.	Chemicals		S + 5.00%	03/19/31	2,516	—	—	(5) (6)
Edko, LLC	Commercial Services & Supplies	8.45%	S + 4.75%	10/02/31	11,870	11,760	11,752	(5) (7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	4,231	(19)	(42)	(5) (6) (7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31	2,116	(19)	(21)	(5) (6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.71%	S + 5.00%	09/24/31	2,924	2,890	2,887	(5) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.67%	S + 5.00%	09/24/31	1,677	709	708	(5) (6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.67%	S + 5.00%	09/24/31	840	263	262	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	16,709	16,567	16,501	(5) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	4,903	4,859	4,842	(5) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.00% PIK)	03/04/32	4,166	4,130	4,114	(5) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32	2,790	(24)	(35)	(5) (6) (7)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.25% PIK)	12/16/32	7,655	7,618	7,579	(5) (7)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies		S + 4.75%	12/16/32	2,100	(5)	(21)	(5) (6) (7)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	10.25%	P + 3.50%	12/16/32	1,050	303	298	(5) (6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.42%	S + 4.75%	08/05/32	3,373	3,342	3,340	(5) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32	1,030	(5)	(10)	(5) (6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32	901	(8)	(9)	(5) (6) (7)
Curriculum Associates, LLC	Diversified Consumer Services	8.17%	S + 4.50%	05/07/32	16,902	16,808	16,733	(5) (7)
Curriculum Associates, LLC	Diversified Consumer Services	8.17%	S + 4.50%	05/07/32	11,098	6,609	6,548	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services	8.70%	S + 5.00%	03/17/32	9,425	9,361	9,354	(5) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	4,761	(17)	(36)	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	1,339	(8)	(10)	(5) (6) (7)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.17%	S + 4.50%	07/30/32	9,099	9,015	8,962	(5) (7)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32	$1,137	$(10)	$(17)	(5) (6) (7)
Celero Commerce LLC	Financial Services	8.70%	S + 5.00%	02/28/31	7,786	7,736	7,728	(5) (7)
Celero Commerce LLC	Financial Services	8.72%	S + 5.00%	02/28/31	1,854	513	505	(5) (6) (7)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	618	(4)	(5)	(5) (6) (7)
Computer Services, Inc.	Financial Services	8.20%	S + 4.50%	11/17/31	21,023	21,020	20,813	(5) (7)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31	2,151	(5)	(21)	(5) (6) (7)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31	1,336	(3)	(13)	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	8.89%	S + 5.25%	08/08/31	13,384	13,262	13,217	(5) (7)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31	4,461	(20)	(56)	(5) (6) (7)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31	1,487	(13)	(19)	(5) (6) (7)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	03/02/33	17,817	—	—	(5) (6)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	03/02/33	6,144	—	—	(5) (6)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	03/02/33	2,457	—	—	(5) (6)
Rubix Foods, LLC	Food Products	8.42%	S + 4.75%	04/30/31	13,050	12,935	12,789	(5) (7)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31	1,015	(9)	(20)	(5) (6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.45%	S + 4.75%	12/11/30	9,964	9,834	9,864	(5) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30	1,158	(14)	(12)	(5) (6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services	8.66%	S + 5.00%	12/18/29	25,221	25,171	25,095	(5) (7)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 5.00%	12/18/29	1,777	(6)	(9)	(5) (6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services	8.67%	S + 5.00%	12/18/29	875	222	223	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology	8.20%	S + 4.50%	12/03/32	21,815	21,776	21,542	(5) (7)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	3,267	(8)	(41)	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	1,455	(7)	(18)	(5) (6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.92%	S + 4.25%	05/19/32	2,139	2,130	2,113	(5) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	1,126	—	(14)	(5) (6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	500	—	—	(5) (6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.25%	05/19/32	450	(2)	(6)	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.63%	S + 6.00%	09/30/31	11,517	11,409	11,286	(5) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology		S + 6.00%	09/30/31	1,645	(15)	(33)	(5) (6) (7)
CURiO Brands LLC	Household Products	8.70%	S + 5.00%	04/02/31	5,478	5,430	5,423	(5) (7)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	897	(4)	(9)	(5) (6) (7)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	449	(4)	(4)	(5) (6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 4.50%	07/24/33	19,390	—	—	(5) (6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 4.50%	07/24/33	4,628	—	—	(5) (6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 4.50%	07/24/32	2,314	—	—	(5) (6)
Ark Data Centers, LLC	IT Services	8.45%	S + 4.75%	11/27/30	15,867	15,607	15,311	(5) (7)
Ark Data Centers, LLC	IT Services	8.41%	S + 4.75%	11/27/30	9,333	2,055	1,820	(5) (6) (7)
Ark Data Centers, LLC	IT Services	8.45%	S + 4.75%	11/27/30	2,800	2,289	2,235	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	4,809	4,799	4,761	(5) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	2,167	2,157	2,146	(5) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	550	(1)	(5)	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	461	456	456	(5) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.45%	S + 4.75%	01/22/29	377	374	373	(5) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.70%	S + 5.00%	06/30/32	7,283	7,216	7,210	(5) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,344	(6)	(13)	(5) (6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.67%	S + 5.00%	06/30/32	1,120	139	138	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.45%	S + 4.75%	12/26/31	11,011	10,916	10,873	(5) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%	12/26/31	2,845	688	667	(5) (6) (7)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.45%	S + 4.75%	12/26/31	$1,426	$336	$330	(5) (6) (7)
Atwell, LLC	Professional Services		S + 4.75%	04/25/33	1,899	—	—	(5) (6)
Atwell, LLC	Professional Services		S + 4.75%	04/25/33	563	—	—	(5) (6)
Atwell, LLC	Professional Services		S + 4.75%	04/25/33	300	—	—	(5) (6)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.17%	S + 4.50%	08/18/32	15,886	15,793	15,767	(5) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	8,581	(39)	(64)	(5) (6) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/31	3,428	(28)	(26)	(5) (6) (7)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	9,685	9,578	9,540	(5) (7)
Accommodations Plus Technologies LLC	Software	8.94%	S + 5.25%	05/28/32	9,419	9,315	9,278	(5) (7)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	1,845	(17)	(28)	(5) (6) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.20%	S + 4.50%	01/22/33	14,713	14,641	14,529	(5) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	01/22/33	4,401	(11)	(55)	(5) (6) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.20%	S + 4.50%	01/22/33	1,886	305	291	(5) (6) (7)
Convenient Payments Acquisition, Inc.	Software	9.67%	S + 6.00%	12/31/26	2,531	2,522	2,506	(5) (7)
Convenient Payments Acquisition, Inc.	Software	9.67%	S + 6.00%	12/31/26	330	328	326	(5) (7)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	197	(1)	(2)	(5) (6) (7)
Edition Holdings, Inc. (dba Enverus)	Software	8.17%	S + 4.50%	12/20/32	21,612	21,534	21,396	(5) (7)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	4,512	(8)	(45)	(5) (6) (7)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	1,876	(7)	(19)	(5) (6) (7)
HighLevel, Inc.	Software	8.17%	S + 4.50%	02/23/33	23,579	23,462	23,461	(5)
HighLevel, Inc.	Software		S + 4.50%	02/23/33	3,371	(17)	(17)	(5) (6)
HighLevel, Inc.	Software		S + 4.50%	02/23/33	1,050	(5)	(5)	(5) (6)
KPA Parent Holdings, Inc.	Software	8.17%	S + 4.50%	03/12/32	10,214	10,123	10,060	(5) (7)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	1,459	(6)	(22)	(5) (6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	1,021	(9)	(15)	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software	8.20%	S + 4.50%	09/27/32	13,188	13,095	12,891	(5) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/27/32	3,059	(11)	(69)	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31	1,585	(11)	(36)	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.50%	09/26/31	713	(5)	(16)	(5) (6) (7)
ML Holdco, LLC (dba MeridianLink)	Software	8.17%	S + 4.50%	10/25/32	6,405	6,375	6,341	(5) (7)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.50%	10/25/32	1,666	(4)	(17)	(5) (6) (7)
One, Inc. Software Corporation	Software	8.20%	S + 4.50%	12/06/32	14,875	14,731	14,652	(5) (7)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	2,861	(14)	(43)	(5) (6) (7)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	1,144	(11)	(17)	(5) (6) (7)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 4.75%	04/01/33	15,625	—	—	(5) (6)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 4.75%	04/01/33	6,696	—	—	(5) (6)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 4.75%	04/01/33	2,790	—	—	(5) (6)

The accompanying notes are an integral part of these unaudited financial statements.

West Bay BDC LLC

Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.45%	S + 4.75%	07/02/29	$10,059	$10,036	$9,934	(5) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.45%	S + 4.75%	07/02/29	5,450	5,420	5,382	(5) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software		S + 4.75%	07/02/29	606	(3)	(8)	(5) (6) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.67%	S + 5.00%	12/05/31	11,490	11,311	11,318	(5) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.67%	S + 5.00%	12/05/31	1,556	714	713	(5) (6) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 5.00%	12/05/31	126	(2)	(2)	(5) (6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.67%	S + 5.00%	01/24/33	6,211	6,151	6,149	(5)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.67%	S + 5.00%	01/24/33	1,090	515	518	(5) (6)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	10.75%	P + 4.00%	01/24/33	1,046	87	86	(5) (6)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	262	(3)	(3)	(5) (6)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.70%	S + 5.00% (Incl. 2.75% PIK)	12/06/32	5,248	5,198	5,183	(5) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.20%	S + 4.50%	12/06/32	1,909	212	199	(5) (6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.17%	S + 4.50%	12/06/32	716	41	39	(5) (6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.02%	S + 5.25%	03/31/27	1,965	1,093	1,086	(5) (6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.02%	S + 5.25%	03/31/27	1,960	1,948	1,940	(5) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.02%	S + 5.25%	03/31/27	1,960	1,948	1,940	(5) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.02%	S + 5.25%	03/31/27	1,225	1,218	1,213	(5) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	246	(1)	(2)	(5) (6) (7)
Total 1st Lien/Senior Secured Debt						481,568	478,080
2nd Lien/Senior Secured Debt - 0.0%
Tiger Acquisition, LLC (dba Sabre Industries)	Wireless Telecommunication Services		S + 5.25%	05/01/34	$16,222	$—	$—	(5) (6)
Total 2nd Lien/Senior Secured Debt						—	—
Total United States						$481,568	$478,080
Total Debt Investments						$481,568	$478,080
Investments in Affiliated Money Market Fund - 2.1%
United States - 2.1%
Goldman Sachs Financial Square Government Fund - Institutional Shares					5,328,554	$5,329	$5,329	(8) (9)
Total United States						$5,329	$5,329
Total Investments in Affiliated Money Market Fund						$5,329	$5,329
Total Investments and Investments in Affiliated Money Market Fund - 190.5%						$486,897	$483,409

West Bay BDC LLC

Schedule of Investments as of March 31, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either SOFR, including SOFR adjustment, if any, ("S") or alternate base rate (commonly based on the U.S. Prime Rate (“P”), at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of March 31, 2026, 1 month S was 3.66%, 3 month S was 3.68%, 6 month S was 3.70% and P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at March 31, 2026.

(4)	Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD").

(5)

Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the “SEC”). See Note 3 “Significant Agreements and Related Party Transactions”.

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

(7)	The fair value of the investment was determined using significant unobservable inputs. See Note 5 “Fair Value Measurement”.

(8)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(9)	The annualized seven-day yield as of March 31, 2026 is 3.56%.
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

(5)

Represents co-investments made with the Company’s affiliates in accordance with the terms of the exemptive relief received from the U.S. Securities and Exchange Commission (the “SEC”). See Note 3 “Significant Agreements and Related Party Transactions”.

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

Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 3, 2026. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Accelerated amortization of upfront loan origination fees and unamortized discounts	$131	$—	(1)

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, the Company did not have any investments on non-accrual status.

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

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the “Custodian”). As of March 31, 2026 and December 31, 2025, the Company held an aggregate cash balance of $4,889 and $7,355.

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

New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operations or cash flows.

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

For the three months ended March 31, 2026 and 2025, Management Fees amounted to $803 and $253. As of March 31, 2026, $803 remained payable.

Administration and Custodian Fees

The Company has entered into an administration agreement with State Street Bank and Trust Company (in such capacity, the “Administrator”) under which the Administrator provides various accounting and administrative services to the Company. The Company also reimburses the Administrator for all reasonable expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. The Administrator also serves as the Company’s Custodian. Administration and Custodian fees are included in the Statements of Operations in Other general and administrative expenses.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $109 and $70. As of March 31, 2026, $165 remained payable.

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”) with State Street Bank and Trust Company, pursuant to which State Street Bank and Trust Company serves as the Company’s transfer agent (the “Transfer Agent”) and disbursing agent. Transfer Agent fees are included in the Statements of Operations in Other general and administrative expenses.

For the three months ended March 31, 2026 and 2025, the Company incurred expenses for services provided by the Transfer Agent of $13 and $13. As of March 31, 2026, $26 remained payable.

Affiliates

GSAM Holdings, LLC owned 422,458 and 345,138 of the Company's Units as of March 31, 2026 and December 31, 2025. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Three Months Ended March 31, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$12,276	$19,881	$(26,828)	$—	$—	$5,329	$20
Total Non-Controlled Affiliates	$12,276	$19,881	$(26,828)	$—	$—	$5,329	$20
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$68,997	$409,878	$(466,599)	$—	$—	$12,276	$348
Total Non-Controlled Affiliates	$68,997	$409,878	$(466,599)	$—	$—	$12,276	$348
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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of March 31, 2026 and December 31, 2025, there were $49 and $24, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

Co-investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024 (the “Prior Relief”). If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Furthermore, the Relief requires that any transaction fee (as described in the Relief) received by the Investment Adviser and/or a participant in connection with a co-investment transaction will be distributed to the participants on a pro rata basis based on the amounts they invested or committed, as the case may be, in such co-investment transaction.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$481,568	$478,080	$432,148	$431,488
2nd Lien/Senior Secured Debt	—	—	—	—
Total	$481,568	$478,080	$432,148	$431,488

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	As of
	March 31, 2026		December 31, 2025
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	29.3%	55.3%	19.5%	41.1%
Commercial Services & Supplies	10.9	20.6	17.2	36.3
Financial Services	10.7	20.1	11.9	24.9
Health Care Technology	7.3	13.7	8.2	17.2
Diversified Consumer Services	6.8	12.8	7.4	15.6
IT Services	5.7	10.7	5.6	11.8
Health Care Providers & Services	5.3	10.0	5.9	12.4
Food Products	4.7	8.9	4.6	9.7
Machinery	4.0	7.6	4.5	9.5
Professional Services	3.3	6.2	3.6	7.7
Air Freight & Logistics	3.3	6.2	3.7	7.7
Trading Companies & Distributors	2.6	4.8	1.2	2.5
Textiles, Apparel & Luxury Goods	2.5	4.7	2.8	5.8
Wireless Telecommunication Services	1.3	2.4	1.4	2.9
Aerospace & Defense	1.2	2.3	1.3	2.7
Household Products	1.1	2.1	1.2	2.6
Insurance	— (1)	— (1)	—	—
Chemicals	— (1)	— (1)	—	—
Total	100.0%	188.4%	100.0%	210.4%

(1) Amount rounds to less than 0.1%.

The geographic composition of the Company’s investments at fair value was as follows:

	As of
Geographic	March 31, 2026	December 31, 2025
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of March 31, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$447,891	Discounted cash flows	Discount Rate	8.2% - 9.7%	8.7%
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$204,030	Discounted cash flows	Discount Rate	8.3% - 9.8%	8.9%

(1)
As of March 31, 2026, included within Level 3 Assets of $478,080 is an amount of $30,189 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $447,891 or 93.7% of Level 3 bank loans, corporate debt, and other debt obligations.
(2)
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
(3)
The fair value of any one instrument may be determined using multiple valuation techniques. For example, market comparable and discounted cash flows may be used together to determine fair value. Therefore, the Level 3 balance encompasses both of these techniques.
(4)
The range for an asset category consisting of a single investment, if any, is not meaningful and therefore has been excluded.
(5)
Weighted average for an asset category consisting of multiple investments is calculated by weighting the significant unobservable input by the relative fair value of the investment. Weighted average for an asset category consisting of a single investment represents the significant unobservable input used in the fair value of the investment.

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	As of
	March 31, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$478,080	$478,080	$—	$—	$431,488	$431,488
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—
Investments in Affiliated Money Market Fund	5,329	—	—	5,329	12,276	—	—	12,276
Total	$5,329	$—	$478,080	$483,409	$12,276	$—	$431,488	$443,764

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Three Months Ended March 31, 2026
1st Lien/Senior Secured Debt	$431,488	$74,351	$—	$(2,828)	$(25,223)	$292	$—	$—	$478,080	$(2,830)
2nd Lien/Senior Secured Debt	—	—	—	—	—	—	—	—	—	—
Total assets	$431,488	$74,351	$—	$(2,828)	$(25,223)	$292	$—	$—	$478,080	$(2,830)
For the Three Months Ended March 31, 2025
1st Lien/Senior Secured Debt	$34,104	$51,377	$—	$(141)	$(156)	$34	$—	$—	$85,218	$(141)
Total assets	$34,104	$51,377	$—	$(141)	$(156)	$34	$—	$—	$85,218	$(141)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of March 31, 2026 and December 31, 2025, approximates its carrying value because the SCB Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 1, 2024, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 200% and 184%.

The Company's outstanding debt was as follows:

	As of
	March 31, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
SCB Revolving Credit Facility	$400,000	$146,000	$254,000	$300,000	$56,000	$244,000
Total debt	$400,000	$146,000	$254,000	$300,000	$56,000	$244,000

SCB Revolving Credit Facility

The Company entered into the SCB Revolving Credit Facility on September 25, 2024 with Standard Chartered Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, sole bookrunner, letter of credit issuer and lender. The Company entered into the first amendment (the “Amendment”) to the SCB Revolving Credit Facility on January 30, 2026. The Amendment, among other things, (i) increased the maximum commitment amount to $400,000, (ii) extended the stated maturity date from September 25, 2026 to September 24, 2027 and (iii) decreased the applicable margin (a) with respect to Term SOFR Loans, alternative currency term rate loans, daily CORRA loans, daily SONIA loans and letters of credit, to 1.85% per annum, and (b) with respect to base rate loans, to 0.85% per annum.

Subject to availability under the Borrowing Base (as defined in the SCB Revolving Credit Facility), the maximum principal amount of the SCB Revolving Credit Facility is $400,000. The Borrowing Base is calculated based on the unfunded capital commitments of the Unitholders (subject to various eligibility requirements) multiplied by the specified advance rate of 75%. The stated maturity date of the SCB Revolving Credit Facility is September 24, 2027. Proceeds from the SCB Revolving Credit Facility can be used for investments, working capital, expenses and other undertakings of the Company.

Under the SCB Revolving Credit Facility, the Company has the ability to elect, for loans denominated in U.S. Dollars, either Term SOFR with a one- or three- months tenor or the alternative base rate at the time of draw-down (and with respect to loans denominated in non-U.S. Dollar currencies, the applicable benchmark specified in the SCB Revolving Credit Facility), and loans denominated in U.S. Dollars may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the SCB Revolving Credit Facility is (A) Term SOFR Loan for the applicable tenor (or other listed offered rate, depending upon the currency of borrowing) plus 1.85% per annum or (B) an alternative base rate (the greatest of the prime rate set by the Administrative Agent, the federal funds rate plus 0.50%, and Term SOFR with a one-month tenor plus 1.00%) plus 0.85% per annum, with a floor of 0%.

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

The SCB Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The SCB Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of March 31, 2026, the Company was in compliance with these covenants.

Costs of $3,852 were incurred in connection with obtaining the SCB Revolving Credit Facility, which have been recorded as deferred financing costs in the Statements of Financial Condition and are being amortized over the life of the SCB Revolving Credit Facility using the straight-line method. As of March 31, 2026 and December 31, 2025, outstanding deferred financing costs were $1,888 and $953.

The following table presents summary information regarding the SCB Revolving Credit Facility:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Borrowing interest expense	$3,726	$144
Facility fees	75	195
Amortization of financing costs	316	327
Total	$4,117	$666
Weighted average interest rate	5.67%	6.43%
Average outstanding balance	$266,700	$9,067

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	As of
	March 31, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$927,010	$672,075	28%	$927,010	$718,425	23%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. The Company may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer or its designee would be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of the Company. The Company would be obligated to reimburse the LC Issuer or its designee as set forth in the relevant credit agreement. As of March 31, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

	Unfunded Commitment Balances
	As of
	March 31, 2026	December 31, 2025
1st Lien/Senior Secured Debt
AAG KP Borrower LLC (dba KUIU)	$946	$1,682
Accommodations Plus Technologies LLC	1,845	1,845
Advanced Cooling Technologies, Inc.	22,984	—
Airwavz Solutions, Inc.	1,106	1,277
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	5,973	20,906
AQ Sunshine, Inc. (dba Relation Insurance)	26,157	—
Ark Data Centers, LLC	7,654	8,680
Atwell, LLC	2,732	—
Auctane, Inc.	27,580	—
BCTO Bluebill Buyer, Inc. (dba Ren)	1,137	1,137
Burgess Pigment Co.	25,162	—
Businessolver.com, Inc.	4,722	4,722
Celero Commerce LLC	1,953	2,254
Computer Services, Inc.	3,487	3,488
Convenient Payments Acquisition, Inc.	197	197
CURiO Brands LLC	1,346	1,346
Curriculum Associates, LLC	4,439	4,439
Edition Holdings, Inc. (dba Enverus)	6,388	9,548
Edko, LLC	6,347	6,347
Envero Midco 2 LLC (dba Sun World)	26,154	—
EnviroSmart, LLC (dba ES Integrated)	1,516	1,805
eShipping, LLC	4,710	4,645
Frontline Road Safety Operations, LLC	2,790	2,790
Fullsteam Operations LLC	5,948	5,949
HighLevel, Inc.	4,421	—
Ideal Components Acquisition, LLC (dba Ideal Tridon)	2,315	2,315
KPA Parent Holdings, Inc.	2,480	2,481
Lobos Parent, Inc. (dba NEOGOV)	5,357	5,469
ML Holdco, LLC (dba MeridianLink)	1,666	1,666
Octane Purchaser, Inc. (dba Office Ally)	2,074	1,576
One, Inc. Software Corporation	4,005	4,005
Onward AcquireCo, Inc. (dba OneStream)	24,947	—
PAS Parent Inc. (dba Pace Analytical)	12,009	12,009
PDDS Holdco, Inc. (dba Planet DDS)	1,645	1,645
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	3,397	3,659
Rotation Buyer, LLC (dba Rotating Machinery Services)	3,220	3,106
Rubix Foods, LLC	1,015	1,015
Saber Parent Holdings Corp. (dba Service Logic)	2,842	3,150
SpecialtyCare, Inc.	2,425	2,424
Splash Car Wash, Inc.	6,100	2,196
Sundance Group Holdings, Inc. (dba NetDocuments)	606	6,020
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	1,778	8,528
Tropical Bidco, LLC (dba Tropical Cheese)	1,158	1,158
UFT Buyer LLC (dba United Flow Technologies)	2,354	2,625
Wellness AcquisitionCo, Inc. (dba SPINS)	550	550
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	1,931	1,931
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	3,395	3,395
Kene Acquisition, Inc. (dba Entrust)	—	5,023
Total 1st Lien/Senior Secured Debt	$284,963	$159,003
2nd Lien/Senior Secured Debt
Tiger Acquisition, LLC (dba Sabre Industries)	16,060	—
Total 2nd Lien/Senior Secured Debt	$16,060	$—
Total	$301,023	$159,003

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Three Months Ended March 31, 2026
March 9, 2026 (1)	2,654,639	$46,350
Total capital drawdowns	2,654,639	$46,350
For the Three Months Ended March 31, 2025
March 26, 2025	1,337,678	$23,175
Total capital drawdowns	1,337,678	$23,175

(1) The Unit issuance was effective March 9, 2026, with the NAV per Unit and number of Units sold being determined on March 13, 2026.

Distributions

The following table reflects the distributions declared on the Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Three Months Ended March 31, 2026
February 25, 2026	April 2, 2026	April 29, 2026	0.34

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Net increase (decrease) in Members' Capital from operations	$2,297	$(278)
Weighted average Units outstanding	12,511,495	3,679,140
Basic and diluted earnings (loss) per Unit	$0.18	$(0.08)

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Per Unit Data:(1)
Members' Capital, beginning of period	$17.33	$17.36
Net investment income (loss)	0.41	(0.04)
Net realized and unrealized gains (losses)(2)	(0.23)	(0.03)
Net increase (decrease) in Members' Capital from operations(2)	$0.18	$(0.07)
Members' Capital, end of period	$17.51	$17.29
Units outstanding, end of period	14,487,726	4,927,640
Weighted average units outstanding	12,511,495	3,679,140
Total return based on Members' Capital(3)	1.04%	(0.40%)
Supplemental Data/Ratio(4):
Members' Capital, end of period.	$253,717	$85,208
Ratio of total expenses (without interest and other debt expenses) to average Members' Capital	2.70%	5.68%
Ratio of interest and other debt expenses to average Members' Capital	7.66%	4.24%
Ratio of total expenses to average Members' Capital	10.36%	9.92%
Ratio of net investment income (loss) to average Members' Capital	9.53%	(0.88%)
Portfolio turnover	6%	—%	(5)

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

Distributions

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning April 1, 2026 through June 30, 2026, which will be payable on or about July 29, 2026 to Unitholders of record as of July 2, 2026.

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2024. From our inception on May 1, 2024 through March 31, 2026, we originated approximately $836.0 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments.

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

We hold primarily directly originated, first lien senior secured, floating rate debt of companies located in the United States. We may also invest, to a lesser extent, in second lien, unsecured or subordinated loans, payment-in-kind (“PIK”) debt and equity and equity-like instruments, and in very limited circumstances, we may hold loans or other investments of issuers that are not located in the United States in connection with certain post-closing modifications of existing investments. For a discussion of our investment objectives and guidelines, see “Item 1. Business—Investments” in our annual report on Form 10-K for the year ended December 31, 2025.

We invest primarily in private companies based in the United States. We focus our lending across a spectrum of directly sourced opportunities in companies ranging from lower middle market to large capitalization in size. We may invest in companies of any size or capitalization. Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also intend to invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. See “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief ” in our annual report on Form 10-K for the year ended December 31, 2025. In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in our annual report on Form 10-K for the year ended December 31, 2025.

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

Leverage

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units, if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements. Our Board and Initial Member approved the application of the 150% asset coverage ratio to us in accordance with the requirements of the Investment Company Act. While the leverage we employ may be greater or less than these levels from time to time, we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our Unitholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed not to be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective” in our annual report on Form 10-K for the year ended December 31, 2025.

We intend to employ leverage as market conditions permit and at the discretion of the Investment Adviser, subject to the terms of the LLC Agreement and the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. We intend to use leverage in the form of borrowings, including loans from financial institutions as well as the issuance of debt securities. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. We would expect any such leverage, if incurred, to increase the total capital available for investment by the Company. The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$481.57	$478.08	$432.15	$431.49
Second Lien/Senior Secured Debt	—	—	—	—
Total investments	$481.57	$478.08	$432.15	$431.49

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.6%	8.8%	8.7%	8.7%
Second Lien/Senior Secured Debt(2)	—	—	—	—
Total Portfolio	8.6%	8.8%	8.7%	8.7%
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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	March 31, 2026		December 31, 2025
Number of portfolio companies	48		40
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	6.2	x	6.3	x
Weighted average interest coverage(3)	2.0	x	1.9	x
Median EBITDA(3)	$80.62 million		$75.94 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of March 31, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 3.6% and 4.0% of total debt investments at fair value.

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

As of
	March 31, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	478.08	100.0	431.49	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$478.08	100.0%	$431.49	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$481.57	100.0%	$432.15	100.0%
Non-accrual	—	—	—	—
Total Investments	$481.57	100.0%	$432.15	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$203.94	$70.73
Second Lien/Senior Secured Debt	16.06	—
Total	$220.00	$70.73
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$23.77	$0.03
Total	$23.77	$0.03
Net increase in portfolio	$196.23	$70.70
Number of new portfolio companies with new investment commitments	9	6
Total new investment commitment amount in new portfolio companies	$199.64	$70.73
Average new investment commitment amount in new portfolio companies	$22.18	$11.79
Number of existing portfolio companies with new investment commitments	5	—
Total new investment commitment amount in existing portfolio companies	$20.36	$—
Weighted average remaining term for new investment commitments (in years)(2)	6.6	6.0
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	8.6%	9.5%
Weighted average yield on new investment commitments(5)	8.6%	9.5%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.4%	9.0%
Weighted average yield on investments sold or repaid(7)	8.4%	9.0%
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Total investment income	$10.70	$1.42
Total expenses	(5.57)	(1.56)
Net investment income (loss)	$5.13	$(0.14)
Net realized gain (loss) on investments	—	—
Net unrealized appreciation (depreciation) on investments	(2.83)	(0.14)
Net realized and unrealized gains (losses)	$(2.83)	$(0.14)
Net increase (decrease) in members' capital from operations	$2.30	$(0.28)

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Interest	$10.49	$1.23
Dividend income	0.02	0.14
Other income	0.19	0.05
Total investment income	$10.70	$1.42

•
Interest income for the three months ended March 31, 2026 and 2025 were $10.49 million and $1.23 million. The increase was driven by our deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Interest and other debt expenses	$4.12	$0.67
Management fees	0.80	0.25
Professional fees	0.43	0.15
Directors’ fees	0.03	0.03
Offering costs	—	0.32
Other general and administrative expenses	0.19	0.14
Total expenses	$5.57	$1.56
•
Interest and other debt expenses for the three months ended March 31, 2026 and 2025 were $4.12 million and $0.67 million. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the periods.
•
Management Fees for the three months ended March 31, 2026 and 2025 were $0.80 million and $0.25 million. The increase was primarily driven by an increase in members' capital.

•
We have incurred offering costs related to our formation, organization and offering of our Units. Offering costs are amortized on a straight-line basis over 12 months beginning on the date of commencement of operations. For the three months ended March 31, 2025, we accrued offering costs of $0.32 million.

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three months ended March 31, 2026 and 2025, there were no realized gains or losses.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
	($ in millions)
Unrealized appreciation	$0.02	$—
Unrealized depreciation	(2.85)	(0.14)
Net change in unrealized appreciation (depreciation) on investments	$(2.83)	$(0.14)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

For the Three Months Ended
March 31, 2026
($ in millions)
Portfolio company:
Tropical Bidco, LLC (dba Tropical Cheese)	$0.01
AAG KP Borrower LLC (dba KUIU)	0.01
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	(0.17)
Edition Holdings, Inc. (dba Enverus)	(0.19)
Computer Services, Inc.	(0.23)
Businessolver.com, Inc.	(0.28)
Lobos Parent, Inc. (dba NEOGOV)	(0.28)
Other, net (1)	(1.70)
Total	$(2.83)

(1)
For the three months ended March 31, 2026, Other, net includes gross unrealized appreciation of $0.00 million and gross unrealized depreciation of $(1.70) million.

Net change in unrealized appreciation (depreciation) in our investments for the three months ended March 31, 2026 was primarily driven by market volatility during the period.

For the Three Months Ended March 31, 2025
($ in millions)
Portfolio Company:
Ark Data Centers, LLC	$(0.10)
Rotation Buyer, LLC (dba Rotating Machinery Services)	(0.02)
Airwavz Solutions, Inc.	(0.01)
Other, net (1)	(0.01)
Total	$(0.14)
(1)
For the three months ended March 31, 2025, Other, net includes gross unrealized appreciation of $0.00 million and gross unrealized depreciation of $(0.01) million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Second Amended and Restated Limited Liability Company Agreement (as amended and/or restated or otherwise modified from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of senior securities was 200% and 184%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	As of
	March 31, 2026			December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$927.01	$672.08	28%	$927.01	$718.43	23%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2026
March 9, 2026 (1)	2,654,639	$46.35
Total capital drawdowns	2,654,639	$46.35
For the Three Months Ended March 31, 2025
March 26, 2025	1,337,678	$23.18
Total capital drawdowns	1,337,678	$23.18

(1) The Unit issuance was effective March 9, 2026, with the NAV per Unit and number of Units sold being determined on March 13, 2026.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, we pay a Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty, in accordance with the terms of the LLC Agreement. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of March 31, 2026:

		Payments Due by Periods ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SCB Revolving Credit Facility	$254.00	$—	$254.00	$—	$—

SCB Revolving Credit Facility

We entered into a revolving credit facility on September 25, 2024 with Standard Chartered Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, sole bookrunner, letter of credit issuer and lender (as amended, supplemented or otherwise modified and in effect from time to time, the “SCB Revolving Credit Facility”). We entered into the first amendment (the “Amendment”) to the SCB Revolving Credit Facility on January 30, 2026. The Amendment, among other things, (i) increased the maximum commitment amount to $400,000, (ii) extended the stated maturity date from September 25, 2026 to September 24, 2027 and (iii) decreased the applicable margin (a) with respect to Term SOFR Loans, alternative currency term rate loans, daily CORRA loans, daily SONIA loans and letters of credit, to 1.85% per annum, and (b) with respect to base rate loans, to 0.85% per annum.

Subject to availability under the Borrowing Base (as defined in the SCB Revolving Credit Facility), the maximum principal amount of the SCB Revolving Credit Facility is $400 million. The Borrowing Base is calculated based on the unfunded capital commitments of the Unitholders (subject to various eligibility requirements) multiplied by the specified advance rate of 75%. The stated maturity date of the SCB Revolving Credit Facility is September 24, 2027.

Under the SCB Revolving Credit Facility, we have the ability to elect, for loans denominated in U.S. dollars, either Term SOFR with a one- or three- months tenor or the alternative base rate at the time of draw-down (and with respect to loans denominated in non-U.S. dollar currencies, the applicable benchmark specified in the SCB Revolving Credit Facility), and loans denominated in U.S. dollars may be converted from one rate to another at any time, subject to certain conditions. The interest rate on obligations under the SCB Revolving Credit Facility is (A) Term SOFR for the applicable tenor (or other listed offered rate, depending upon the currency of borrowing) plus 1.85% per annum or (B) an alternative base rate (the greatest of the prime rate set by the Administrative Agent, the federal funds rate plus 0.50%, and Term SOFR with a one-month tenor plus 1.00%) plus 0.85% per annum, with a floor of 0%.

For further details on our SCB Revolving Credit Facility, see Note 6 “Debt—SCB Revolving Credit Facility” to our financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of us. We would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of March 31, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	March 31, 2026	December 31, 2025
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$284.96	$159.00
Second Lien/Senior Secured Debt	16.06	—
Total	$301.02	$159.00

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

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

RECENT DEVELOPMENTS

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning April 1, 2026 through June 30, 2026, which will be payable on or about July 29, 2026 to Unitholders of record as of July 2, 2026.

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

As of March 31, 2026 and December 31, 2025, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Additionally, our borrowings under the SCB Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our March 31, 2026 Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of March 31, 2026 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	11.59	(7.09)	4.50
Up 200 basis points	7.73	(4.73)	3.00
Up 100 basis points	3.86	(2.36)	1.50
Up 75 basis points	2.90	(1.77)	1.13
Up 50 basis points	1.93	(1.18)	0.75
Up 25 basis points	0.97	(0.59)	0.38
Down 25 basis points	(0.97)	0.59	(0.38)
Down 50 basis points	(1.93)	1.18	(0.75)
Down 75 basis points	(2.90)	1.77	(1.13)
Down 100 basis points	(3.86)	2.36	(1.50)
Down 200 basis points	(7.73)	4.73	(3.00)
Down 300 basis points	(11.13)	7.09	(4.04)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 3, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Three Months Ended March 31, 2026
March 9, 2026 (1)	2,654,639	$46.35
Total capital drawdowns	2,654,639	$46.35
For the Three Months Ended March 31, 2025
March 26, 2025	1,337,678	$23.18
Total capital drawdowns	1,337,678	$23.18

(1) The Unit issuance was effective March 9, 2026, with the NAV per Unit and number of Units sold being determined on March 13, 2026.

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

10.1

First Amendment to Revolving Credit Agreement, dated as of January 30, 2026, by and among the Company and Standard Chartered Bank Ltd., as administrative agent, lead arranger, sole bookrunner, letter of credit issuer and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01758) filed on February 3, 2026).

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

WEST BAY BDC LLC

Date: May 12, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 12, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)