Form 10-Q
period 2026-06-30
West Bay BDC LLC
filed 2026-08-11
CIK 2020354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 11, 2026, there were 18,198,989 of the limited liability company's common units outstanding.

West Bay BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “target,” “estimate,” “intend,” “continue” or “believe” or the negatives of, or other variations on, these terms or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. Our forward-looking statements include information in this report regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. There may be events in the future, however, that we are not able to predict accurately or control. The factors listed under Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position. Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ from our forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this quarterly report because we are an investment company. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

West Bay BDC LLC

Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $613,539 and $432,148)	$608,548	$431,488
Investments in affiliated money market fund (cost of $6 and $12,276)	6	12,276
Cash	9,468	7,355
Interest and dividends receivable	3,416	1,815
Deferred financing costs	1,606	953
Other assets	24	882
Total assets	$623,068	$454,769
Liabilities
Debt	$330,000	$244,000
Management fees payable	954	591
Interest and other debt expenses payable	826	1,417
Distribution payable	—	3,376
Accrued expenses and other liabilities	420	315
Total liabilities	$332,200	$249,699
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (16,610,818 and 11,833,087 units issued and outstanding as of June 30, 2026 and December 31, 2025)	289,795	206,365
Distributable earnings (loss)	1,073	(1,295)
Total members' capital	$290,868	$205,070
Total liabilities and members' capital	$623,068	$454,769
Net asset value per unit	$17.51	$17.33

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$12,072	$2,881	$22,557	$4,106
Other income	240	65	429	117
From non-controlled affiliated investments:
Dividend income	16	30	36	174
Total investment income	$12,328	$2,976	$23,022	$4,397
Expenses:
Interest and other debt expenses	$4,479	$1,213	$8,596	$1,879
Management fees	954	299	1,757	552
Professional fees	174	188	602	340
Directors’ fees	31	30	62	58
Offering costs	—	107	—	427
Other general and administrative expenses	190	153	380	292
Total expenses	$5,828	$1,990	$11,397	$3,548
Net investment income (loss)	$6,500	$986	$11,625	$849
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(1,503)	(151)	(4,331)	(292)
Net realized and unrealized gains (losses)	$(1,503)	$(151)	$(4,331)	$(292)
Net increase (decrease) in members' capital from operations	$4,997	$835	$7,294	$557
Weighted average units outstanding	14,791,025	4,927,640	13,657,557	4,306,839
Basic and diluted net investment income (loss) per unit	$0.44	$0.20	$0.85	$0.20
Basic and diluted earnings (loss) per unit	$0.34	$0.17	$0.53	$0.13

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Members' capital at beginning of period	$253,717	$85,208	$205,070	$62,311
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$6,500	$986	$11,625	$849
Net realized gain (loss)	—	—	—	—
Net change in unrealized appreciation (depreciation)	(1,503)	(151)	(4,331)	(292)
Net increase (decrease) in members' capital from operations	$4,997	$835	$7,294	$557
Distributions to members from:
Distributable earnings	$(4,926)	$—	$(4,926)	$—
Total distributions to members	$(4,926)	$—	$(4,926)	$—
Capital transactions:
Issuance of common units	$37,080	$—	$83,430	$23,175
Net increase in members' capital from capital transactions	$37,080	$—	$83,430	$23,175
Total increase (decrease) in members' capital	$37,151	$835	$85,798	$23,732
Members' capital at end of period	$290,868	$86,043	$290,868	$86,043
Distributions recorded per unit	$0.34	$—	$0.34	$—

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Six Months Ended
	June 30, 2026	June 30, 2025

Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$7,294	$557
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(213,243)	(116,548)
Payment-in-kind interest capitalized	(562)	(132)
Investments in affiliated money market fund, net	12,270	67,151
Proceeds from sales of investments and principal repayments	32,936	1,646
Net change in unrealized (appreciation) depreciation on investments	4,331	292
Amortization of premium and accretion of discount, net	(522)	(96)
Amortization of deferred financing costs	645	651
Amortization of deferred offering costs	—	427
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(1,601)	(692)
(Increase) decrease in other assets	858	65
Increase (decrease) in interest and other debt expenses payable	(591)	495
Increase (decrease) in management fees payable	363	230
Increase (decrease) in accrued organization costs	—	(25)
Increase (decrease) in accrued expenses and other liabilities	105	(47)
Net cash provided by (used for) operating activities	$(157,717)	$(46,026)
Cash flows from financing activities:
Proceeds from issuance of common units	$83,430	$23,175
Offering costs paid	—	(36)
Distributions paid	(8,302)	—
Financing costs paid	(1,298)	(54)
Borrowings on debt	183,000	180,500
Repayments of debt	(97,000)	(103,000)
Net cash provided by (used for) financing activities	$159,830	$100,585
Net increase (decrease) in cash	$2,113	$54,559
Cash, beginning of period	7,355	2,054
Cash, end of period	$9,468	$56,613
Supplemental and non-cash activities
Interest expense paid	$7,745	$733

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of June 30, 2026

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment(1)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 209.2%
United States - 209.2%
1st Lien/Senior Secured Debt - 203.7%
Advanced Cooling Technologies, Inc.	Aerospace & Defense	8.14%	S + 4.50%	05/19/33		$19,320	$19,225	$19,127	(5) (6)
Advanced Cooling Technologies, Inc.	Aerospace & Defense		S + 4.50%	05/19/33		3,780	(19)	(38)	(5) (6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.73%	S + 5.00%	09/30/31		5,672	5,621	5,616	(5) (6)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.73%	S + 5.00%	09/30/31		2,302	239	226	(5) (6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	8.73%	S + 5.00%	09/30/31		1,356	503	502	(5) (6) (7)
eShipping, LLC	Air Freight & Logistics	8.23%	S + 4.50%	12/23/32		8,413	8,373	8,328	(5) (6)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32		3,183	(7)	(32)	(5) (6) (7)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32		1,029	(5)	(10)	(5) (6) (7)
eShipping, LLC	Air Freight & Logistics		S + 4.50%	12/23/32		562	(3)	(6)	(5) (6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.48%	S + 4.75%	08/02/32		7,394	7,327	7,320	(5) (6)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32		2,263	(10)	(23)	(5) (6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.44%	S + 4.75%	08/02/32		881	338	337	(5) (6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32		251	(2)	(3)	(5) (6) (7)
Burgess Pigment, LLC	Chemicals	8.73%	S + 5.00%	06/30/31		22,900	22,671	22,671	(5)
Burgess Pigment, LLC	Chemicals		S + 5.00%	06/30/31		2,516	(25)	(25)	(5) (7)
Edko, LLC	Commercial Services & Supplies	8.48%	S + 4.75%	10/02/31		11,841	11,734	11,722	(5) (6)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31		4,231	(19)	(42)	(5) (6) (7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31		2,116	(19)	(21)	(5) (6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.73%	S + 5.00%	09/24/31		2,917	2,884	2,880	(5) (6)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.67%	S + 5.00%	09/24/31		1,676	708	706	(5) (6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.69%	S + 5.00%	09/24/31		840	285	283	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		16,801	16,663	16,213	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		4,931	4,889	4,758	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.39%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		4,191	4,156	4,044	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies		S + 4.75% (Incl. 2.00% PIK)	03/04/32		2,790	(23)	(98)	(5) (6) (7)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	8.42%	S + 4.75% (Incl. 2.25% PIK)	12/16/32		7,699	7,664	7,622	(5) (6)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	8.46%	S + 4.75% (Incl. 2.25% PIK)	12/16/32		2,101	379	364	(5) (6) (7)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	10.25%	P + 3.50%	12/16/32		1,050	483	477	(5) (6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.40%	S + 4.75%	08/05/32		3,373	3,343	3,340	(5) (6)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		1,030	(4)	(10)	(5) (6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.75%	08/05/32		901	(8)	(9)	(5) (6) (7)
Pavement Preservation Acquisition, LLC (dba Pavement Preservation Group)	Construction & Engineering	8.89%	S + 5.25%	08/09/30		9,259	9,078	9,074	(5)
Pavement Preservation Acquisition, LLC (dba Pavement Preservation Group)	Construction & Engineering	8.91%	S + 5.25%	08/09/30		1,515	561	561	(5) (7)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	06/20/33		11,760	—	—	(5) (7)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		E + 5.25%	06/20/33	EUR	7,000	—	—	(5) (7)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	06/20/33		2,576	—	—	(5) (7)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	06/20/33		1,288	—	—	(5) (7)
Curriculum Associates, LLC	Diversified Consumer Services	8.41%	S + 4.75%	05/07/32		16,902	16,811	16,733	(5) (6)

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Curriculum Associates, LLC	Diversified Consumer Services	8.41%	S + 4.75%	05/07/32	$11,098	$7,163	$7,102	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services	8.73%	S + 5.00%	03/17/32	11,495	11,427	11,409	(5) (6)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32	2,666	(17)	(20)	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31	1,339	(8)	(10)	(5) (6) (7)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.17%	S + 4.50%	07/30/32	9,099	9,017	8,962	(5) (6)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services		S + 4.50%	07/30/32	1,137	(10)	(17)	(5) (6) (7)
Celero Commerce LLC	Financial Services	8.66%	S + 5.00%	02/28/31	7,786	7,738	7,767	(5) (6)
Celero Commerce LLC	Financial Services	8.73%	S + 5.00%	02/28/31	1,854	514	514	(5) (6) (7)
Celero Commerce LLC	Financial Services		S + 5.00%	02/28/31	618	(4)	(2)	(5) (6) (7)
Computer Services, Inc.	Financial Services	8.23%	S + 4.50%	11/17/31	20,970	20,968	20,761	(5) (6)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31	2,151	(5)	(22)	(5) (6) (7)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31	1,336	(3)	(13)	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	8.90%	S + 5.25%	08/08/31	13,384	13,266	13,150	(5) (6)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31	4,461	(19)	(78)	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	8.88%	S + 5.25%	08/08/31	1,487	471	457	(5) (6) (7)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	03/02/33	17,817	—	—	(5) (7)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	03/02/33	6,144	—	—	(5) (7)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	03/02/33	2,457	—	—	(5) (7)
Rubix Foods, LLC	Food Products	8.39%	S + 4.75%	04/30/31	13,017	12,907	12,756	(5) (6)
Rubix Foods, LLC	Food Products		S + 4.75%	04/30/31	1,015	(8)	(20)	(5) (6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.48%	S + 4.75%	12/11/30	9,964	9,840	9,764	(5) (6)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30	1,158	(13)	(23)	(5) (6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services	8.44%	S + 4.75%	12/18/29	25,158	25,110	24,969	(5) (6)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 4.75%	12/18/29	1,777	(5)	(13)	(5) (6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services	8.41%	S + 4.75%	12/18/29	874	222	220	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology	8.23%	S + 4.50%	12/03/32	21,815	21,777	21,542	(5) (6)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	3,267	(7)	(41)	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32	1,455	(7)	(18)	(5) (6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.99%	S + 4.35%	05/19/32	2,139	2,130	2,086	(5) (6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.99%	S + 4.35%	05/19/32	1,126	1,121	1,098	(5) (6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	7.99%	S + 4.35%	05/19/32	500	498	488	(5) (6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.35%	05/19/32	450	(2)	(11)	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.63%	S + 6.00%	09/30/31	11,517	11,413	11,286	(5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.64%	S + 6.00%	09/30/31	1,645	109	90	(5) (6) (7)
CURiO Brands LLC	Household Products	8.73%	S + 5.00%	04/02/31	5,326	5,281	5,273	(5) (6)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	897	(4)	(9)	(5) (6) (7)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31	449	(4)	(4)	(5) (6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.66%	S + 5.00%	07/24/33	20,595	20,496	20,495	(5)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	8.74%	S + 5.00%	07/24/33	4,628	221	222	(5) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 5.00%	07/24/32	2,314	(17)	(18)	(5) (7)
Ark Data Centers, LLC	IT Services	8.48%	S + 4.75%	11/27/30	15,867	15,619	15,311	(5) (6)
Ark Data Centers, LLC	IT Services	8.48%	S + 4.75%	11/27/30	9,333	2,059	1,820	(5) (6) (7)
Ark Data Centers, LLC	IT Services	8.48%	S + 4.75%	11/27/30	2,800	2,665	2,609	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	4,797	4,787	4,749	(5) (6)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	2,162	2,153	2,140	(5) (6)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29	550	(1)	(6)	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	460	455	455	(5) (6)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.48%	S + 4.75%	01/22/29	376	373	372	(5) (6)

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.64%	S + 5.00%	06/30/32	$7,265	$7,200	$7,192	(5) (6)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,344	(6)	(13)	(5) (6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.04%	S + 5.00%	06/30/32	1,120	424	422	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.48%	S + 4.75%	12/26/31	10,983	10,892	10,846	(5) (6)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.42%	S + 4.75%	12/26/31	2,843	687	666	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.47%	S + 4.75%	12/26/31	1,426	593	587	(5) (6) (7)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services	8.68%	S + 5.00%	04/25/33	17,036	16,828	16,823	(5)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services	8.73%	S + 5.00%	04/25/33	5,050	4,988	5,019	(5)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services		S + 5.00%	04/25/33	2,693	(33)	(34)	(5) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.14%	S + 4.50%	08/18/32	15,846	15,756	15,728	(5) (6)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	8,581	(38)	(64)	(5) (6) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/31	3,428	(27)	(26)	(5) (6) (7)
Accommodations Plus Technologies LLC	Software	8.95%	S + 5.25%	05/28/32	9,661	9,557	9,516	(5) (6)
Accommodations Plus Technologies LLC	Software	8.95%	S + 5.25%	05/28/32	9,396	9,295	9,255	(5) (6)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	1,845	(17)	(28)	(5) (6) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.23%	S + 4.50%	01/22/33	14,713	14,643	14,529	(5) (6)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	01/22/33	4,401	(10)	(55)	(5) (6) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.23%	S + 4.50%	01/22/33	1,886	683	668	(5) (6) (7)
Convenient Payments Acquisition, Inc.	Software	9.64%	S + 6.00%	12/31/26	2,525	2,518	2,499	(5) (6)
Convenient Payments Acquisition, Inc.	Software	9.64%	S + 6.00%	12/31/26	329	328	326	(5) (6)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	12/31/26	197	—	(2)	(5) (6) (7)
Edition Holdings, Inc. (dba Enverus)	Software	8.14%	S + 4.50%	12/20/32	21,612	21,536	21,288	(5) (6)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	4,512	(8)	(68)	(5) (6) (7)
Edition Holdings, Inc. (dba Enverus)	Software	8.15%	S + 4.50%	12/20/32	1,876	63	41	(5) (6) (7)
HighLevel, Inc.	Software	8.18%	S + 4.50%	02/23/33	23,579	23,466	23,343	(5) (6)
HighLevel, Inc.	Software		S + 4.50%	02/23/33	3,371	(16)	(34)	(5) (6) (7)
HighLevel, Inc.	Software		S + 4.50%	02/23/33	1,050	(5)	(11)	(5) (6) (7)
KPA Parent Holdings, Inc.	Software	8.14%	S + 4.50%	03/12/32	10,323	10,235	10,168	(5) (6)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	1,349	(6)	(20)	(5) (6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	1,021	(8)	(15)	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software	7.98%	S + 4.25%	09/27/32	13,997	13,904	13,717	(5) (6)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/27/32	2,251	(11)	(45)	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software	7.99%	S + 4.25%	09/26/31	1,585	227	206	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/26/31	713	(5)	(14)	(5) (6) (7)
ML Holdco, LLC (dba MeridianLink)	Software	7.91%	S + 4.25%	10/25/32	6,405	6,376	6,309	(5) (6)
ML Holdco, LLC (dba MeridianLink)	Software		S + 4.25%	10/25/32	1,666	(4)	(25)	(5) (6) (7)
One, Inc. Software Corporation	Software	8.23%	S + 4.50%	12/06/32	14,875	14,735	14,652	(5) (6)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	2,861	(13)	(43)	(5) (6) (7)
One, Inc. Software Corporation	Software		S + 4.50%	12/06/32	1,144	(11)	(17)	(5) (6) (7)
Onward AcquireCo, Inc. (dba OneStream)	Software	8.69%	S + 5.05% (Incl. 2.68% PIK)	04/01/33	15,728	15,614	15,610	(5)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33	6,696	(24)	(25)	(5) (7)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33	2,790	(20)	(21)	(5) (7)

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29	$10,034	$10,012	$9,909	(5) (6)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29	5,437	5,409	5,369	(5) (6)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.48%	S + 4.75%	07/02/29	606	34	30	(5) (6) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.65%	S + 4.75%	12/05/31	8,975	8,839	8,840	(5) (6)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.49%	S + 4.75%	12/05/31	1,977	502	500	(5) (6) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 4.75%	12/05/31	126	(2)	(2)	(5) (6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.66%	S + 5.00%	01/24/33	6,196	6,137	6,134	(5) (6)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.66%	S + 5.00%	01/24/33	1,088	753	751	(5) (6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	1,046	(10)	(10)	(5) (6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	262	(2)	(3)	(5) (6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.73%	S + 5.00% (Incl. 2.75% PIK)	12/06/32	5,285	5,236	5,219	(5) (6)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.73%	S + 5.00% (Incl. 2.75% PIK)	12/06/32	1,909	445	432	(5) (6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.50%	12/06/32	716	(7)	(9)	(5) (6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.06%	S + 5.25%	03/31/27	1,965	1,267	1,258	(5) (6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	1,960	1,951	1,940	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	1,960	1,951	1,940	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.07%	S + 5.25%	03/31/27	1,225	1,220	1,213	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	246	(1)	(2)	(5) (6) (7)
Total 1st Lien/Senior Secured Debt						597,477	592,488
2nd Lien/Senior Secured Debt - 5.5%
Tiger Acquisition, LLC (dba Sabre Industries)	Wireless Telecommunication Services	8.89%	S + 5.25%	05/01/34	$16,222	$16,062	$16,060	(5)
Total 2nd Lien/Senior Secured Debt						16,062	16,060
Total United States						$613,539	$608,548
Total Debt Investments						$613,539	$608,548
Investments in Affiliated Money Market Fund - 0.0%
United States - 0.0%
Goldman Sachs Financial Square Government Fund - Institutional Shares					5,892	$6	$6	(8) (9)
Total United States						$6	$6
Total Investments in Affiliated Money Market Fund						$6	$6
Total Investments and Investments in Affiliated Money Market Fund - 209.2%						$613,545	$608,554

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of June 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR, including SOFR adjustment, if any, ("S") or alternate base rate (commonly based on the U.S. Prime Rate (“P”)), at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of June 30, 2026, 1 month S was 3.65%, 3 month S was 3.73%, 6 month S was 3.85%, 3 month E was 2.32% and P was 6.75%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at June 30, 2026.

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

(8)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(9)	The annualized seven-day yield as of June 30, 2026 is 3.53%.
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

Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 3, 2026. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

Certain prior period information has been reclassified or conformed to the current period presentation and has no effect on the Company’s financial position or the results of operations as previously reported.

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Prepayment premiums	$49	$—	$49	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$43	$1	$174	$1

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, the Company did not have any investments on non-accrual status.

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

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the “Custodian”). As of June 30, 2026 and December 31, 2025, the Company held an aggregate cash balance of $9,468 and $7,355.

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

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

For the three and six months ended June 30, 2026, Management Fees amounted to $954 and $1,757. As of June 30, 2026, $954 remained payable. For the three and six months ended June 30, 2025, Management Fees amounted to $299 and $552.

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

For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Administrator and the Custodian of $113 and $222. As of June 30, 2026, $170 remained payable. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $75 and $145.

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

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

For the three and six months ended June 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $13 and $26. As of June 30, 2026, $38 remained payable. For the three and six months ended June 30, 2025, the Company incurred expenses for services provided by the Transfer Agent of $13 and $26.

Affiliates

GSAM Holdings, LLC owned 484,296 and 345,138 of the Company's Units as of June 30, 2026 and December 31, 2025. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Six Months Ended June 30, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$12,276	$38,277	$(50,547)	$—	$—	$6	$36
Total Non-Controlled Affiliates	$12,276	$38,277	$(50,547)	$—	$—	$6	$36
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$68,997	$409,878	$(466,599)	$—	$—	$12,276	$348
Total Non-Controlled Affiliates	$68,997	$409,878	$(466,599)	$—	$—	$12,276	$348
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

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of June 30, 2026 and December 31, 2025, there were $71 and $24, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

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

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$597,477	$592,488	$432,148	$431,488
2nd Lien/Senior Secured Debt	16,062	16,060	—	—
Total	$613,539	$608,548	$432,148	$431,488

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	As of
	June 30, 2026		December 31, 2025
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	25.8%	54.0%	19.5%	41.1%
Commercial Services & Supplies	8.6	18.0	17.2	36.3
Financial Services	8.5	17.7	11.9	24.9
Professional Services	6.1	12.9	3.6	7.7
Health Care Technology	6.0	12.6	8.2	17.2
Diversified Consumer Services	5.8	12.1	7.4	15.6
IT Services	4.5	9.4	5.6	11.8
Aerospace & Defense	4.2	8.7	1.3	2.7
Health Care Providers & Services	4.1	8.6	5.9	12.4
Chemicals	3.7	7.8	—	—
Food Products	3.7	7.7	4.6	9.7
Wireless Telecommunication Services	3.7	7.7	1.4	2.9
Insurance	3.4	7.1	—	—
Machinery	3.2	6.8	4.5	9.5
Air Freight & Logistics	2.6	5.5	3.7	7.7
Trading Companies & Distributors	2.1	4.3	1.2	2.5
Construction & Engineering	1.6	3.3	—	—
Textiles, Apparel & Luxury Goods	1.5	3.2	2.8	5.8
Household Products	0.9	1.8	1.2	2.6
Total	100.0%	209.2%	100.0%	210.4%

The geographic composition of the Company’s investments at fair value was as follows:

	As of
Geographic	June 30, 2026	December 31, 2025
United States	100.0%	100.0%
Total	100.0%	100.0%

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

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	As of
	June 30, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$592,488	$592,488	$—	$—	$431,488	$431,488
2nd Lien/Senior Secured Debt	—	—	16,060	16,060	—	—	—	—
Investments in Affiliated Money Market Fund	6	—	—	6	12,276	—	—	12,276
Total	$6	$—	$608,548	$608,554	$12,276	$—	$431,488	$443,764

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of June 30, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$502,136	Discounted cash flows	Discount Rate	7.9% - 10.5%	9.1%
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$204,030	Discounted cash flows	Discount Rate	8.3% - 9.8%	8.9%

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)
As of June 30, 2026, included within Level 3 Assets of $608,548 is an amount of $106,412 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $502,136 or 82.5% of Level 3 bank loans, corporate debt, and other debt obligations.
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

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Six Months Ended June 30, 2026
1st Lien/Senior Secured Debt	$431,488	$197,745	$—	$(4,329)	$(32,936)	$520	$—	$—	$592,488	$(4,331)
2nd Lien/Senior Secured Debt	—	16,060	—	(2)	—	2	—	—	16,060	(2)
Total assets	$431,488	$213,805	$—	$(4,331)	$(32,936)	$522	$—	$—	$608,548	$(4,333)
For the Six Months Ended June 30, 2025
1st Lien/Senior Secured Debt	$34,104	$116,680	$—	$(292)	$(1,646)	$96	$—	$—	$148,942	$(292)
Total assets	$34,104	$116,680	$—	$(292)	$(1,646)	$96	$—	$—	$148,942	$(292)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of June 30, 2026 and December 31, 2025, approximates its carrying value because the SCB Revolving Credit Facility has variable interest based on selected short-term rates.

6. DEBT

On May 1, 2024, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 188% and 184%.

The Company's outstanding debt was as follows:

	As of
	June 30, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
SCB Revolving Credit Facility	$400,000	$70,000	$330,000	$300,000	$56,000	$244,000
Total debt	$400,000	$70,000	$330,000	$300,000	$56,000	$244,000

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

The SCB Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The SCB Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of June 30, 2026, the Company was in compliance with these covenants.

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Costs of $3,899 were incurred in connection with obtaining the SCB Revolving Credit Facility, which have been recorded as deferred financing costs in the Statements of Financial Condition and are being amortized over the life of the SCB Revolving Credit Facility using the straight-line method. As of June 30, 2026 and December 31, 2025, outstanding deferred financing costs were $1,606 and $953.

The following table presents summary information regarding the SCB Revolving Credit Facility:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Borrowing interest expense	$4,093	$716	$7,819	$860
Facility fees	57	173	132	368
Amortization of financing costs	329	324	645	651
Total	$4,479	$1,213	$8,596	$1,879
Weighted average interest rate	5.56%	6.41%	5.61%	6.41%
Average outstanding balance	$295,396	$44,797	$281,127	$27,030

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	As of
	June 30, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$927,010	$634,995	32%	$927,010	$718,425	23%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of June 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

	Unfunded Commitment Balances (1)
	As of
	June 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
AAG KP Borrower LLC (dba KUIU)	$1,573	$1,682
Accommodations Plus Technologies LLC	1,845	1,845
Advanced Cooling Technologies, Inc.	3,780	—
Airwavz Solutions, Inc.	933	1,277
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	5,596	20,906
AQ Sunshine, Inc. (dba Relation Insurance)	6,697	—
Ark Data Centers, LLC	7,280	8,680
BCTO Bluebill Buyer, Inc. (dba Ren)	1,137	1,137
Bells Parent, Inc. (dba Atwell, LLC)	2,693	—
BNI Intermediate Holdings LLC (dba Business Network International)	23,277	—
Burgess Pigment Co.	2,516	—
Businessolver.com, Inc.	4,722	4,722
Celero Commerce LLC	1,953	2,254
Computer Services, Inc.	3,488	3,488
Convenient Payments Acquisition, Inc.	197	197
CURiO Brands LLC	1,346	1,346
Curriculum Associates, LLC	3,884	4,439
Edition Holdings, Inc. (dba Enverus)	6,318	9,548
Edko, LLC	6,347	6,347
Envero Midco 2 LLC (dba Sun World)	26,154	—
EnviroSmart, LLC (dba ES Integrated)	1,495	1,805
eShipping, LLC	4,774	4,645
Frontline Road Safety Operations, LLC	2,790	2,790
Fullsteam Operations LLC	5,465	5,949
HighLevel, Inc.	4,421	—
Ideal Components Acquisition, LLC (dba Ideal Tridon)	2,032	2,315
KPA Parent Holdings, Inc.	2,370	2,481
Lobos Parent, Inc. (dba NEOGOV)	4,312	5,469
ML Holdco, LLC (dba MeridianLink)	1,666	1,666
Octane Purchaser, Inc. (dba Office Ally)	450	1,576
One, Inc. Software Corporation	4,005	4,005
Onward AcquireCo, Inc. (dba OneStream)	9,486	—
PAS Parent Inc. (dba Pace Analytical)	12,009	12,009
Pavement Preservation Acquisition, LLC (dba Pavement Preservation Group)	924	—
PDDS Holdco, Inc. (dba Planet DDS)	1,522	1,645
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	2,894	3,659
Rotation Buyer, LLC (dba Rotating Machinery Services)	2,963	3,106
Rubix Foods, LLC	1,015	1,015
Saber Parent Holdings Corp. (dba Service Logic)	2,279	3,150
SpecialtyCare, Inc.	2,424	2,424
Splash Car Wash, Inc.	4,006	2,196
Sundance Group Holdings, Inc. (dba NetDocuments)	568	6,020
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	1,635	8,528
Tropical Bidco, LLC (dba Tropical Cheese)	1,158	1,158
UFT Buyer LLC (dba United Flow Technologies)	2,169	2,625
Wellness AcquisitionCo, Inc. (dba SPINS)	550	550
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	1,931	1,931
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	3,049	3,395
Kene Acquisition, Inc. (dba Entrust)	—	5,023
Total 1st Lien/Senior Secured Debt	$196,098	$159,003
Total	$196,098	$159,003
(1)
Unfunded commitments denominated in currencies other than USD have been converted to USD using the exchange rate as of the applicable reporting date.

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Six Months Ended June 30, 2026
March 9, 2026 (1)	2,654,639	$46,350
June 18, 2026 (2)	2,123,092	37,080
Total capital drawdowns	4,777,731	$83,430
For the Six Months Ended June 30, 2025
March 26, 2025	1,337,678	$23,175
Total capital drawdowns	1,337,678	$23,175

(1) The Unit issuance was effective March 9, 2026, with the NAV per Unit and number of Units sold being determined on March 13, 2026.

(2) The Unit issuance was effective June 18, 2026, with the NAV per Unit and number of Units sold being determined on June 25, 2026.

Distributions

The following table reflects the distributions declared on the Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Six Months Ended June 30, 2026
February 25, 2026	April 2, 2026	April 29, 2026	$0.34
May 6, 2026	July 2, 2026	July 29, 2026	$0.39
For the Six Months Ended June 30, 2025
May 7, 2025	July 2, 2025	August 8, 2025	$0.25

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net increase (decrease) in Members' Capital from operations	$4,997	$835	$7,294	$557
Weighted average Units outstanding	14,791,025	4,927,640	13,657,557	4,306,839
Basic and diluted earnings (loss) per Unit	$0.34	$0.17	$0.53	$0.13

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Per Unit Data:(1)
Members' Capital, beginning of period	$17.33	$17.36
Net investment income (loss)	0.85	0.20
Net realized and unrealized gains (losses)(2)	(0.33)	(0.10)
Net increase (decrease) in Members' Capital from operations(2)	$0.52	$0.10
Distributions from net investment income	(0.34)	—
Total increase (decrease) in Members' Capital	$0.18	$0.10
Members' Capital, end of period	$17.51	$17.46
Units outstanding, end of period	16,610,818	4,927,640
Weighted average units outstanding	13,657,557	4,306,839
Total return based on Members' Capital(3)	3.00%	0.58%
Supplemental Data/Ratio(4):
Members' Capital, end of period.	$290,868	$86,043
Ratio of total expenses (without interest and other debt expenses) to average Members' Capital	2.37%	4.50%
Ratio of interest and other debt expenses to average Members' Capital	7.26%	5.07%
Ratio of total expenses to average Members' Capital	9.63%	9.57%
Ratio of net investment income (loss) to average Members' Capital	9.82%	2.29%
Portfolio turnover	7%	2%

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

Distributions

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2026 through September 30, 2026, which will be payable on or about October 29, 2026 to Unitholders of record as of October 2, 2026.

Capital Call

On July 24, 2026, the Company delivered a capital drawdown notice to its investors relating to the issuance and sale of approximately 1.6 million common units for an aggregate offering price of approximately $27,810. The units will be issued on or about August 7, 2026.

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2024. From our inception on May 1, 2024 through June 30, 2026, we originated approximately $893.2 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments.

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

We invest primarily in private companies based in the United States. We focus our lending across a spectrum of directly sourced opportunities in companies ranging from lower middle market to large capitalization in size. We may invest in companies of any size or capitalization. Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also intend to invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. See “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief ” in our annual report on Form 10-K for the year ended December 31, 2025. In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets. From time to time, we may opportunistically dispose of certain assets as part of our overall investment strategy.

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

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$597.48	$592.49	$432.15	$431.49
Second Lien/Senior Secured Debt	16.06	16.06	—	—
Total investments	$613.54	$608.55	$432.15	$431.49

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.7%	8.8%	8.7%	8.7%
Second Lien/Senior Secured Debt(2)	9.1%	9.1%	—	—
Total Portfolio	8.7%	8.8%	8.7%	8.7%
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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	June 30, 2026		December 31, 2025
Number of portfolio companies	49		40
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	6.0	x	6.3	x
Weighted average interest coverage(3)	2.1	x	1.9	x
Median EBITDA(3)	$91.98 million		$75.94 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

As of June 30, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 5.5% and 4.0% of total debt investments at fair value.

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

	As of
	June 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$8.28	1.4%	$—	—%
Grade 2	600.27	98.6	431.49	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$608.55	100.0%	$431.49	100.0%

The increase in investments with a grade 1 investment performance rating was driven by investments with an aggregate fair value of $8.28 million being upgraded from grade 2 due to the potential exit.

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	June 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$613.54	100.0%	$432.15	100.0%
Non-accrual	—	—	—	—
Total Investments	$613.54	100.0%	$432.15	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	June 30, 2026	June 30, 2025
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$57.19	$89.02
Total	$57.19	$89.02
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$3.14	$0.09
Total	$3.14	$0.09
Net increase in portfolio	$54.05	$88.93
Number of new portfolio companies with new investment commitments	2	8
Total new investment commitment amount in new portfolio companies	$33.84	$84.93
Average new investment commitment amount in new portfolio companies	$16.92	$10.62
Number of existing portfolio companies with new investment commitments	3	1
Total new investment commitment amount in existing portfolio companies	$23.35	$4.09
Weighted average remaining term for new investment commitments (in years)(2)	6.4	6.5
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.0%	9.3%
Weighted average yield on new investment commitments(5)	9.0%	9.3%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.6%	9.2%
Weighted average yield on investments sold or repaid(7)	8.6%	9.2%
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Total investment income	$12.33	$2.98	$23.02	$4.40
Total expenses	(5.83)	(1.99)	(11.40)	(3.55)
Net investment income (loss)	$6.50	$0.99	$11.62	$0.85
Net realized gain (loss) on investments	—	—	—	—
Net unrealized appreciation (depreciation) on investments	(1.50)	(0.15)	(4.33)	(0.29)
Net realized and unrealized gains (losses)	$(1.50)	$(0.15)	$(4.33)	$(0.29)
Net increase (decrease) in members' capital from operations	$5.00	$0.84	$7.29	$0.56

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Interest	$12.07	$2.88	$22.56	$4.11
Dividend income	0.02	0.03	0.04	0.17
Other income	0.24	0.07	0.42	0.12
Total investment income	$12.33	$2.98	$23.02	$4.40

•
Interest income increased from $2.88 million and $4.11 million for the three and six months ended June 30, 2025 to $12.07 million and $22.56 million for the three and six months ended June 30, 2026, primarily due to the deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Interest and other debt expenses	$4.48	$1.21	$8.60	$1.88
Management fees	0.95	0.30	1.76	0.55
Professional fees	0.17	0.19	0.60	0.34
Directors’ fees	0.03	0.03	0.06	0.06
Offering costs	—	0.11	—	0.43
Other general and administrative expenses	0.20	0.15	0.38	0.29
Total expenses	$5.83	$1.99	$11.40	$3.55
•
Interest and other debt expenses increased from $1.21 million and $1.88 million for the three and six months ended June 30, 2025 to $4.48 million and $8.60 million for the three and six months ended June 30, 2026. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the periods.

•
Management Fees increased from $0.30 million and $0.55 million for the three and six months ended June 30, 2025 to $0.95 million and $1.76 million for the three and six months ended June 30, 2026. The increase was primarily driven by an increase in members' capital.
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

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and six months ended June 30, 2026 and 2025, there were no realized gains or losses.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our financial statements. Net change in unrealized appreciation (depreciation) on investments were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	($ in millions)
Unrealized appreciation	$0.13	$0.01	$0.08	$0.01
Unrealized depreciation	(1.63)	(0.16)	(4.41)	(0.30)
Net change in unrealized appreciation (depreciation) on investments	$(1.50)	$(0.15)	$(4.33)	$(0.29)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
	($ in millions)
Portfolio company:
Celero Commerce LLC	$0.05		$0.05
Lobos Parent, Inc. (dba NEOGOV)	0.05		(0.23)
Computer Services, Inc.	—	(2)	(0.23)
Businessolver.com, Inc.	—	(2)	(0.28)
Curriculum Associates, LLC	—	(2)	(0.15)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	—	(2)	(0.17)
Rubix Foods, LLC	(0.01)		(0.15)
Ark Data Centers, LLC	(0.02)		(0.18)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	(0.05)		(0.05)
Octane Purchaser, Inc. (dba Office Ally)	(0.05)		(0.08)
SpecialtyCare, Inc.	(0.07)		(0.08)
Fullsteam Operations LLC	(0.10)		(0.16)
Other, net (1)	(0.11)		(1.17)
Advanced Cooling Technologies, Inc.	(0.12)		(0.12)
Tropical Bidco, LLC (dba Tropical Cheese)	(0.12)		(0.11)
Edition Holdings, Inc. (dba Enverus)	(0.14)		(0.33)
HighLevel, Inc.	(0.15)		(0.15)
Frontline Road Safety Operations, LLC	(0.66)		(0.74)
Total	$(1.50)		$(4.33)

(1)
For the three and six months ended June 30, 2026, Other, net includes gross unrealized appreciation of $0.03 million and $0.03 million, and gross unrealized depreciation of $(0.14) million and $(1.20) million.
(2)
Amount rounds to less than $0.01 million.

Net change in unrealized appreciation (depreciation) in our investments for the three and six months ended June 30, 2026 was primarily driven by widening of market spreads during the period.

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	($ in millions)

Portfolio company:
Ark Data Centers, LLC	$(0.08)		$(0.19)
Frontline Road Safety Operations, LLC	(0.03)		(0.03)
KPA Parent Holdings, Inc.	(0.01)		(0.01)
Splash Car Wash, Inc.	(0.01)		(0.01)
Celero Commerce LLC	(0.01)		(0.01)
Other, net (1)	(0.01)		(0.02)
Rotation Buyer, LLC (dba Rotating Machinery Services)	—	(2)	(0.02)
Total	$(0.15)		$(0.29)
(1)
For the three and six months ended June 30, 2025, Other, net includes gross unrealized appreciation of $0.01 million and $0.01 million, and gross unrealized depreciation of $(0.02) million and $(0.03) million.
(2)
Amount rounds to less than $0.01 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Second Amended and Restated Limited Liability Company Agreement (as amended and/or restated or otherwise modified from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 188% and 184%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	As of
	June 30, 2026			December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$927.01	$635.00	32%	$927.01	$718.43	23%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2026
March 9, 2026 (1)	2,654,639	$46.35
June 18, 2026 (2)	2,123,092	37.08
Total capital drawdowns	4,777,731	$83.43
For the Six Months Ended June 30, 2025
March 26, 2025	1,337,678	$23.18
Total capital drawdowns	1,337,678	$23.18

(1) The Unit issuance was effective March 9, 2026, with the NAV per Unit and number of Units sold being determined on March 13, 2026.

(2) The Unit issuance was effective June 18, 2026, with the NAV per Unit and number of Units sold being determined on June 25, 2026.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, we pay a Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable in our sole discretion. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty, in accordance with the terms of the LLC Agreement. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of June 30, 2026:

		Payments Due by Periods ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SCB Revolving Credit Facility	$330.00	$—	$330.00	$—	$—

SCB Revolving Credit Facility

We entered into a revolving credit facility on September 25, 2024 with Standard Chartered Bank Ltd., (as amended, supplemented or otherwise modified and in effect from time to time, the “SCB Revolving Credit Facility”), which, as of June 30, 2026, allowed us to borrow up to $400 million, subject to availability under the Borrowing Base (as defined in the SCB Revolving Credit Facility). For further details on our SCB Revolving Credit Facility, see Note 6 “Debt—SCB Revolving Credit Facility” to our financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of us. We would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of June 30, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	June 30, 2026	December 31, 2025
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$196.10	$159.00
Second Lien/Senior Secured Debt	—	—
Total	$196.10	$159.00

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2025.

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

RECENT DEVELOPMENTS

Resignation and Appointment of Officers

On August 3, 2026, David Miller notified us of his intention to resign as our Co-Chief Executive Officer and Co-Principal Executive Officer. Effective December 31, 2026, Mr. Miller will cease serving as our Co-Chief Executive Officer and Co-Principal Executive Officer. Mr. Miller’s resignation is not the result of any disagreement with us. To assist in an orderly transition, Mr. Miller will continue to serve in his current role during the transition period. Mr. Miller will also become the chairman of the GSAM Private Credit Direct Lending Team in the Americas effective August 6, 2026 and become an advisory director to Goldman Sachs effective December 31, 2026. Mr. Miller currently serves, and following the effective date of his resignation will continue to serve, as a member of the Private Credit Investment Committee.

Vivek Bantwal, our other Co-Chief Executive Officer and Co-Principal Executive Officer, will, as of December 31, 2026, become our sole Chief Executive Officer and sole Principal Executive Officer.

In addition, we have appointed Justin Betzen as Co-President and Co-Chief Operating Officer, effective August 3, 2026. Tucker Greene, who currently serves as our President and Chief Operating Officer, will, effective upon Mr. Betzen’s appointment as Co-President and Co-Chief Operating Officer, serve as our Co-President and Co-Chief Operating Officer.

Mr. Betzen has also been appointed as co-President and co-Chief Operating Officer of Goldman Sachs BDC, Inc., Silver Capital Holdings LLC, Goldman Sachs Private Middle Market Credit II LLC, Phillip Street BDC LLC and Goldman Sachs Private Credit Corp.

Mr. Betzen has held several positions with Goldman Sachs Asset Management, L.P., and he is currently a managing director and senior underwriter in GSAM Private Credit in the Americas. Mr. Betzen initially joined Goldman Sachs in 2006 as an associate and rejoined Goldman Sachs as a vice president in 2013. He was named managing director in 2019. Prior to rejoining Goldman Sachs, Mr. Betzen worked at Newstone Capital Partners and was focused on second lien, mezzanine and minority equity investing. Prior to initially joining Goldman Sachs, he worked at JPMorgan Chase in the Technology Corporate Banking Group and was focused on software, services and payments companies.

Mr. Betzen has no family relationships with any current director, executive officer, or person nominated to become a director or executive officer, of ours, and there are no transactions or proposed transactions, to which we are a party, or intended to be a party, in which Mr. Betzen has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K.

Board of Directors

In accordance with the Director Charter, the Board of Directors extended the independent director retirement period for Carlos Evans from December 31, 2026 to December 31, 2027.

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning July 1, 2026 through September 30, 2026, which will be payable on or about October 29, 2026 to Unitholders of record as of October 2, 2026.

Capital Call

On July 24, 2026, we delivered a capital drawdown notice to investors relating to the issuance and sale of approximately 1.6 million common units for an aggregate offering price of approximately $27.8 million. The units will be issued on or about August 7, 2026.

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

As of June 30, 2026 and December 31, 2025, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Additionally, our borrowings under the SCB Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our June 30, 2026 Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

As of June 30, 2026 Basis Point Change	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	14.82	(9.21)	5.61
Up 200 basis points	9.88	(6.14)	3.74
Up 100 basis points	4.94	(3.07)	1.87
Up 75 basis points	3.71	(2.30)	1.41
Up 50 basis points	2.47	(1.54)	0.93
Up 25 basis points	1.24	(0.77)	0.47
Down 25 basis points	(1.24)	0.77	(0.47)
Down 50 basis points	(2.47)	1.54	(0.93)
Down 75 basis points	(3.71)	2.30	(1.41)
Down 100 basis points	(4.94)	3.07	(1.87)
Down 200 basis points	(9.88)	6.14	(3.74)
Down 300 basis points	(14.40)	9.21	(5.19)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Six Months Ended June 30, 2026
March 9, 2026 (1)	2,654,639	$46.35
June 18, 2026 (2)	2,123,092	37.08
Total capital drawdowns	4,777,731	$83.43
For the Six Months Ended June 30, 2025
March 26, 2025	1,337,678	$23.18
Total capital drawdowns	1,337,678	$23.18

(1) The Unit issuance was effective March 9, 2026, with the NAV per Unit and number of Units sold being determined on March 13, 2026.

(2) The Unit issuance was effective June 18, 2026, with the NAV per Unit and number of Units sold being determined on June 25, 2026.

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

WEST BAY BDC LLC

Date: August 11, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 11, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 11, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)