Form 10-Q
period 2026-09-30
West Bay BDC LLC
filed 2026-11-10
CIK 2020354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 10, 2026, there were 18,198,989 of the limited liability company's common units outstanding.

West Bay BDC LLC

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

West Bay BDC LLC

Statements of Financial Condition

(in thousands, except unit and per unit amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliated investments (cost of $713,419 and $432,148)	$707,747	$431,488
Investments in affiliated money market fund (cost of $8,171 and $12,276)	8,171	12,276
Cash	2,296	7,355
Interest and dividends receivable	3,832	1,815
Deferred financing costs	1,470	953
Other assets	64	882
Total assets	$723,580	$454,769
Liabilities
Debt	$401,612	$244,000
Management fees payable	1,070	591
Interest and other debt expenses payable	700	1,417
Distribution payable	—	3,376
Accrued expenses and other liabilities	386	315
Total liabilities	$403,768	$249,699
Commitments and contingencies (Note 7)
Members' capital
Preferred units (no units issued and outstanding)	$—	$—
Common units (18,198,989 and 11,833,087 units issued and outstanding as of September 30, 2026 and December 31, 2025)	317,605	206,365
Distributable earnings (loss)	2,207	(1,295)
Total members' capital	$319,812	$205,070
Total liabilities and members' capital	$723,580	$454,769
Net asset value per unit	$17.57	$17.33

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Statements of Operations

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$14,860	$4,644	$37,417	$8,750
Other income	278	89	707	206
From non-controlled affiliated investments:
Dividend income	24	126	60	300
Total investment income	$15,162	$4,859	$38,184	$9,256
Expenses:
Interest and other debt expenses	$5,503	$2,402	$14,099	$4,281
Management fees	1,070	379	2,827	931
Professional fees	253	88	855	428
Directors’ fees	31	30	93	88
Offering costs	—	—	—	427
Other general and administrative expenses	219	151	599	443
Total expenses	$7,076	$3,050	$18,473	$6,598
Net investment income (loss)	$8,086	$1,809	$19,711	$2,658
Net realized and unrealized gains (losses):
Net realized gain (loss) from:
Non-controlled/non-affiliated investments	$—	$—	$—	$—
Foreign currency transactions	20	—	20	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(681)	(33)	(5,012)	(325)
Foreign currency translations	187	—	187	—
Net realized and unrealized gains (losses)	$(474)	$(33)	$(4,805)	$(325)
Net increase (decrease) in members' capital from operations	$7,612	$1,776	$14,906	$2,333
Weighted average units outstanding	17,560,268	5,187,655	14,972,756	4,603,671
Basic and diluted net investment income (loss) per unit	$0.46	$0.35	$1.32	$0.58
Basic and diluted earnings (loss) per unit	$0.43	$0.34	$1.00	$0.51

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Statements of Changes in Members' Capital

(in thousands, except per unit amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Members' capital at beginning of period	$290,868	$86,043	$205,070	$62,311
Net increase (decrease) in members' capital from operations:
Net investment income (loss)	$8,086	$1,809	$19,711	$2,658
Net realized gain (loss)	20	—	20	—
Net change in unrealized appreciation (depreciation)	(494)	(33)	(4,825)	(325)
Net increase (decrease) in members' capital from operations	$7,612	$1,776	$14,906	$2,333
Distributions to members from:
Distributable earnings	$(6,478)	$(1,232)	$(11,404)	$(1,232)
Total distributions to members	$(6,478)	$(1,232)	$(11,404)	$(1,232)
Capital transactions:
Issuance of common units	$27,810	$46,350	$111,240	$69,525
Net increase in members' capital from capital transactions	$27,810	$46,350	$111,240	$69,525
Total increase (decrease) in members' capital	$28,944	$46,894	$114,742	$70,626
Members' capital at end of period	$319,812	$132,937	$319,812	$132,937
Distributions recorded per unit	$0.39	$0.25	$0.73	$0.25

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Statements of Cash Flows

(in thousands, except unit and per unit amounts)

(Unaudited)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net increase (decrease) in members' capital from operations:	$14,906	$2,333
Adjustments to reconcile net increase (decrease) in members’ capital from operations to net cash provided by (used for) operating activities:
Purchases of investments	(326,348)	(233,190)
Payment-in-kind interest capitalized	(910)	(279)
Investments in affiliated money market fund, net	4,105	36,200
Proceeds from sales of investments and principal repayments	46,812	4,827
Net change in unrealized (appreciation) depreciation on investments	5,012	325
Net change in unrealized (appreciation) depreciation on foreign currency translations	—	—
Amortization of premium and accretion of discount, net	(824)	(187)
Amortization of deferred financing costs	992	978
Amortization of deferred offering costs	—	427
Change in operating assets and liabilities:
(Increase) decrease in interest and dividends receivable	(2,017)	(1,466)
(Increase) decrease in other assets	818	(66)
Increase (decrease) in interest and other debt expenses payable	(717)	853
Increase (decrease) in management fees payable	479	310
Increase (decrease) in accrued organization costs	—	(25)
Increase (decrease) in accrued expenses and other liabilities	71	(8)
Net cash provided by (used for) operating activities	$(257,621)	$(188,968)
Cash flows from financing activities:
Proceeds from issuance of common units	$111,240	$69,525
Offering costs paid	—	(36)
Distributions paid	(14,780)	(1,232)
Financing costs paid	(1,510)	(54)
Borrowings on debt	294,112	281,000
Repayments of debt	(136,500)	(158,000)
Net cash provided by (used for) financing activities	$252,562	$191,203
Net increase (decrease) in cash	$(5,059)	$2,235
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Cash, beginning of period	7,355	2,054
Cash, end of period	$2,296	$4,289
Supplemental and non-cash activities
Interest expense paid	$12,921	$2,449

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of September 30, 2026

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment(1)	Industry(2)	Interest Rate(3)	Reference Rate and Spread(3)	Maturity		Par/Shares(4)	Cost	Fair Value	Footnotes
Debt Investments - 221.3%
United States - 221.3%
1st Lien/Senior Secured Debt - 216.3%
Advanced Cooling Technologies, Inc.	Aerospace & Defense	8.40%	S + 4.50%	05/19/33		$19,320	$19,227	$19,128	(5) (6)
Advanced Cooling Technologies, Inc.	Aerospace & Defense		S + 4.50%	05/19/33		3,780	(18)	(38)	(5) (6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.07%	S + 5.00%	09/30/31		5,658	5,609	5,601	(5) (6)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense		S + 5.00%	09/30/31		1,896	(10)	(19)	(5) (6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.88%	S + 5.00%	09/30/31		1,356	721	719	(5) (6) (7)
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	Aerospace & Defense	9.07%	S + 5.00%	09/30/31		405	403	401	(5) (6)
eShipping, LLC	Air Freight & Logistics	8.32%	S + 4.25%	12/23/32		8,391	8,353	8,308	(5) (6)
eShipping, LLC	Air Freight & Logistics		S + 4.25%	12/23/32		3,183	(7)	(32)	(5) (6) (7)
eShipping, LLC	Air Freight & Logistics		S + 4.25%	12/23/32		1,029	(5)	(10)	(5) (6) (7)
eShipping, LLC	Air Freight & Logistics		S + 4.25%	12/23/32		562	(3)	(6)	(5) (6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.82%	S + 4.75%	08/02/32		7,394	7,329	7,320	(5) (6)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	08/02/32		2,263	(9)	(23)	(5) (6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics	8.66%	S + 4.75%	07/30/32		881	339	337	(5) (6) (7)
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	Air Freight & Logistics		S + 4.75%	07/30/32		251	(2)	(3)	(5) (6) (7)
Burgess Pigment, LLC	Chemicals	9.07%	S + 5.00%	06/30/31		22,842	22,623	22,614	(5) (6)
Burgess Pigment, LLC	Chemicals		S + 5.00%	06/30/31		2,516	(24)	(25)	(5) (6) (7)
Edko, LLC	Commercial Services & Supplies	8.82%	S + 4.75%	10/02/31		11,811	11,709	11,693	(5) (6)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31		4,231	(18)	(42)	(5) (6) (7)
Edko, LLC	Commercial Services & Supplies		S + 4.75%	10/02/31		2,116	(18)	(21)	(5) (6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	9.04%	S + 5.00%	09/24/31		2,909	2,878	2,873	(5) (6)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.84%	S + 5.00%	09/24/31		1,674	707	704	(5) (6) (7)
EnviroSmart, LLC (dba ES Integrated)	Commercial Services & Supplies	8.84%	S + 5.00%	09/24/31		840	327	325	(5) (6) (7)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		16,901	16,769	16,310	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		4,959	4,919	4,786	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		4,215	4,181	4,067	(5) (6)
Frontline Road Safety Operations, LLC	Commercial Services & Supplies	8.65%	S + 4.75% (Incl. 2.00% PIK)	03/04/32		2,790	222	146	(5) (6) (7)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	8.70%	S + 4.75% (Incl. 2.25% PIK)	12/16/32		7,744	7,709	7,666	(5) (6)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies	8.70%	S + 4.75% (Incl. 2.25% PIK)	12/16/32		2,104	951	937	(5) (6) (7)
Saber Parent Holdings Corp. (dba Service Logic)	Commercial Services & Supplies		S + 4.75%	12/16/32		1,050	(5)	(24)	(5) (6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies	8.34%	S + 4.50%	08/05/32		3,373	3,344	3,340	(5) (6)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.50%	08/05/32		1,030	(4)	(10)	(5) (6) (7)
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	Commercial Services & Supplies		S + 4.50%	08/05/32		901	(8)	(9)	(5) (6) (7)
Crucible Buyer, Inc. (dba JT Thorpe)	Construction & Engineering	8.76%	S + 5.00%	08/31/33		22,262	22,042	22,040	(5)
Crucible Buyer, Inc. (dba JT Thorpe)	Construction & Engineering	9.76%	S + 5.00%	08/31/32		2,488	473.00	473.00	(5) (7)
Crucible Buyer, Inc. (dba JT Thorpe)	Construction & Engineering		S + 5.00%	08/31/33		2,295	(11.00)	(11.00)	(5) (7)
Crucible Buyer, Inc. (dba JT Thorpe)	Construction & Engineering	8.76%	S + 5.00%	08/31/32		955	468.00	468.00	(5) (7)
Pavement Preservation Acquisition, LLC (dba Pavement Preservation Group)	Construction & Engineering	9.07%	S + 5.25%	08/09/30		9,236	9,065.00	9,051.00	(5) (6)
Pavement Preservation Acquisition, LLC (dba Pavement Preservation Group)	Construction & Engineering	9.07%	S + 5.25%	08/09/30		1,515	381	379	(5) (6) (7)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services	9.07%	S + 5.25%	08/01/33		11,760	11,587	11,584	(5)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services	7.71%	E + 5.25%	08/01/33	EUR	7,000	7,915	7,808	(5)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	08/01/33		2,576	(38)	(39)	(5) (7)
BNI Intermediate Holdings LLC (dba Business Network International)	Diversified Consumer Services		S + 5.25%	08/01/33		1,288	(9)	(10)	(5) (7)
Curriculum Associates, LLC	Diversified Consumer Services	8.57%	S + 4.75%	05/07/32		16,902	16,814	16,733	(5) (6)
Curriculum Associates, LLC	Diversified Consumer Services	8.57%	S + 4.75%	05/07/32		11,098	7,164	7,102	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services	9.07%	S + 5.00%	03/17/32		13,116	13,038	13,018	(5) (6)

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity		Par/Shares(4)	Cost	Fair Value	Footnotes
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/31		$1,339	$(8)	$(10)	(5) (6) (7)
Splash Car Wash, Inc.	Diversified Consumer Services		S + 5.00%	03/17/32		1,016	(10)	(8)	(5) (6) (7)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.01%	S + 4.25%	07/30/32		9,099	9,020	8,962	(5) (6)
BCTO Bluebill Buyer, Inc. (dba Ren)	Financial Services	8.01%	S + 4.25%	07/30/32		1,137	1,128	1,120	(5) (6)
Computer Services, Inc.	Financial Services	8.57%	S + 4.50%	11/17/31		20,918	20,915	20,708	(5) (6)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31		2,151	(5)	(22)	(5) (6) (7)
Computer Services, Inc.	Financial Services		S + 4.50%	11/17/31		1,336	(3)	(13)	(5) (6) (7)
Fullsteam Operations LLC	Financial Services	9.01%	S + 5.25%	08/08/31		13,384	13,271	13,150	(5) (6)
Fullsteam Operations LLC	Financial Services	9.02%	S + 5.25%	08/08/31		4,461	788	732	(5) (6) (7)
Fullsteam Operations LLC	Financial Services		S + 5.25%	08/08/31		1,487	(12)	(26)	(5) (6) (7)
Envero Midco 2 LLC (dba Sun World)	Food Products	8.51%	S + 4.75%	09/01/33		13,420	13,287	13,286	(5)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	09/01/33		6,170	(30)	(31)	(5) (7)
Envero Midco 2 LLC (dba Sun World)	Food Products	7.32%	E + 4.75%	09/01/33	EUR	3,835	4,401	4,300	(5)
Envero Midco 2 LLC (dba Sun World)	Food Products		S + 4.75%	09/01/33		2,468	(24)	(25)	(5) (7)
Rubix Foods, LLC	Food Products	8.65%	S + 4.75%	04/30/31		12,984	12,879	12,724	(5) (6)
Rubix Foods, LLC	Food Products	8.65%	S + 4.75%	04/30/31		1,015	195.00	183.00	(5) (6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	8.82%	S + 4.75%	12/11/30		9,964	9,846.00	9,715.00	(5) (6)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 4.75%	12/11/30		1,158	(12.00)	(29.00)	(5) (6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products		S + 5.00%	12/11/30		772	(6)	(12)	(5) (6) (7)
Tropical Bidco, LLC (dba Tropical Cheese)	Food Products	9.07%	S + 5.00%	12/11/30		193	190	190	(5) (6)
Avanos Medical, Inc.	Health Care Equipment & Supplies	9.07%	S + 5.00%	07/27/33		9,751	9,608	9,605	(5)
Avanos Medical, Inc.	Health Care Equipment & Supplies		S + 5.00%	07/27/33		1,445	(11)	(11)	(5) (7)
SpecialtyCare, Inc.	Health Care Providers & Services	8.48%	S + 4.75%	12/18/29		25,094	25,050	24,906	(5) (6)
SpecialtyCare, Inc.	Health Care Providers & Services		S + 4.75%	12/18/29		1,777	(5)	(13)	(5) (6) (7)
SpecialtyCare, Inc.	Health Care Providers & Services	8.57%	S + 4.75%	12/18/29		874	222	219	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology	8.57%	S + 4.50%	12/03/32		21,815	21,778	21,542	(5) (6)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32		3,267	(7)	(41)	(5) (6) (7)
Businessolver.com, Inc.	Health Care Technology		S + 4.50%	12/03/32		1,455	(6)	(18)	(5) (6) (7)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.25%	S + 4.35%	05/19/32		2,139	2,130	2,086	(5) (6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.25%	S + 4.35%	05/19/32		1,126	1,121	1,098	(5) (6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology	8.25%	S + 4.35%	05/19/32		500	498	488	(5) (6)
Octane Purchaser, Inc. (dba Office Ally)	Health Care Technology		S + 4.35%	05/19/32		450	(2)	(11)	(5) (6) (7)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.57%	S + 5.75%	09/30/31		11,517	11,416	11,286	(5) (6)
PDDS Holdco, Inc. (dba Planet DDS)	Health Care Technology	9.65%	S + 5.75%	09/30/31		1,645	254	234	(5) (6) (7)
CURiO Brands LLC	Household Products	8.90%	S + 5.00%	04/02/31		5,312	5,270	5,259	(5) (6)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31		897	(3)	(9)	(5) (6) (7)
CURiO Brands LLC	Household Products		S + 5.00%	04/02/31		449	(3)	(4)	(5) (6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.07%	S + 5.00%	07/24/33		20,595	20,499	20,492	(5) (6)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance	9.07%	S + 5.00%	07/24/33		4,627	221	222	(5) (6) (7)
AQ Sunshine, Inc. (dba Relation Insurance)	Insurance		S + 5.00%	07/24/32		2,314	(17)	(12)	(5) (6) (7)
Ark Data Centers, LLC	IT Services	8.82%	S + 4.75%	11/27/30		15,867	15,630	15,311	(5) (6)
Ark Data Centers, LLC	IT Services	8.82%	S + 4.75%	11/27/30		9,333	2,619	2,380	(5) (6) (7)
Ark Data Centers, LLC	IT Services	8.82%	S + 4.75%	11/27/30		2,800	2,667	2,609	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29		4,785	4,776	4,737	(5) (6)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29		2,156	2,148	2,135	(5) (6)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services		S + 4.75%	01/22/29		550	(1)	(5)	(5) (6) (7)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29		458	454	454	(5) (6)
Wellness AcquisitionCo, Inc. (dba SPINS)	IT Services	8.82%	S + 4.75%	01/22/29		375	373	371	(5) (6)

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	9.07%	S + 5.00%	06/30/32	$7,246	$7,184	$7,174	(5) (6)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery		S + 5.00%	06/30/32	1,344	(6)	(13)	(5) (6) (7)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	Machinery	8.90%	S + 5.00%	06/30/32	1,120	125	123	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.82%	S + 4.75%	12/26/31	10,955	10,868	10,818	(5) (6)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.52%	S + 4.75%	12/26/31	2,841	686	664	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery	8.72%	S + 4.75%	12/26/31	1,426	736	729	(5) (6) (7)
Rotation Buyer, LLC (dba Rotating Machinery Services)	Machinery		S + 4.75%	12/26/31	816	(8)	(10)	(5) (6) (7)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services	9.07%	S + 5.00%	04/25/33	17,036	16,833	16,823	(5) (6)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services	9.07%	S + 5.00%	04/25/33	5,050	4,990	4,987	(5) (6)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services		S + 5.00%	04/25/33	3,220	(19)	(40)	(5) (6) (7)
Bells Parent, Inc. (dba Atwell, LLC)	Professional Services		S + 5.00%	04/25/33	2,693	(32)	(34)	(5) (6) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services	8.40%	S + 4.50%	08/18/32	15,806	15,719	15,688	(5) (6)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/32	8,581	(36)	(64)	(5) (6) (7)
PAS Parent Inc. (dba Pace Analytical)	Professional Services		S + 4.50%	08/18/31	3,428	(26)	(26)	(5) (6) (7)
Accommodations Plus Technologies LLC	Software	9.29%	S + 5.25%	05/28/32	9,637	9,537	9,516	(5) (6)
Accommodations Plus Technologies LLC	Software	9.29%	S + 5.25%	05/28/32	9,372	9,275	9,255	(5) (6)
Accommodations Plus Technologies LLC	Software		S + 5.25%	05/28/32	1,845	(16)	(23)	(5) (6) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.57%	S + 4.50%	01/22/33	14,713	14,645	14,529	(5) (6)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software		S + 4.50%	01/22/33	4,401	(10)	(55)	(5) (6) (7)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	Software	8.57%	S + 4.50%	01/22/33	1,886	683	668	(5) (6) (7)
Convenient Payments Acquisition, Inc.	Software	9.90%	S + 6.00%	04/02/29	1,928	1,925.00	1,908	(5) (6)
Convenient Payments Acquisition, Inc.	Software	9.90%	S + 6.00%	04/02/29	328	327	325	(5) (6)
Convenient Payments Acquisition, Inc.	Software		S + 6.00%	04/02/29	197	-	(2)	(5) (6) (7)
Edition Holdings, Inc. (dba Enverus)	Software	8.40%	S + 4.50%	12/20/32	22,342	22,266	22,007	(5) (6)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	3,782	(8)	(57)	(5) (6) (7)
Edition Holdings, Inc. (dba Enverus)	Software		S + 4.50%	12/20/32	1,876	(6)	(28)	(5) (6) (7)
HighLevel LLC	Software	8.25%	S + 4.50%	02/23/33	23,579	23,469	23,343	(5) (6)
HighLevel LLC	Software		S + 4.50%	02/23/33	3,371	(15)	(34)	(5) (6) (7)
HighLevel LLC	Software		S + 4.50%	02/23/33	1,050	(5)	(10)	(5) (6) (7)
KPA Parent Holdings, Inc.	Software	8.40%	S + 4.50%	03/12/32	10,323	10,238	10,168	(5) (6)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	1,349	(6)	(20)	(5) (6) (7)
KPA Parent Holdings, Inc.	Software		S + 4.50%	03/12/32	1,021	(8)	(15)	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software	8.32%	S + 4.25%	09/27/32	13,997	13,907	13,647	(5) (6)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/27/32	2,251	(10)	(56)	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/26/31	1,585	(10)	(40)	(5) (6) (7)
Lobos Parent, Inc. (dba NEOGOV)	Software		S + 4.25%	09/26/31	713	(4)	(18)	(5) (6) (7)
ML Holdco, LLC (dba MeridianLink)	Software	8.07%	S + 4.25%	10/25/32	6,405	6,377	6,309	(5) (6)
ML Holdco, LLC (dba MeridianLink)	Software	8.15%	S + 4.25%	10/25/32	1,666	50	28	(5) (6) (7)
One, Inc. Software Corporation	Software	8.51%	S + 4.25%	12/06/32	14,875	14,739	14,652	(5) (6)
One, Inc. Software Corporation	Software		S + 4.25%	12/06/32	2,861	(13)	(43)	(5) (6) (7)
One, Inc. Software Corporation	Software		S + 4.25%	12/06/32	1,144	(10)	(17)	(5) (6) (7)
Onward AcquireCo, Inc. (dba OneStream)	Software	8.95%	S + 5.05% (Incl. 2.68% PIK)	04/01/33	15,834	15,724	15,715	(5) (6)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33	6,696	(23)	(50)	(5) (6) (7)
Onward AcquireCo, Inc. (dba OneStream)	Software		S + 5.05% (Incl. 2.68% PIK)	04/01/33	2,790	(19)	(21)	(5) (6) (7)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29	10,009	9,989	9,884	(5) (6)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29	5,423	5,397	5,355	(5) (6)
Sundance Group Holdings, Inc. (dba NetDocuments)	Software	8.82%	S + 4.75%	07/02/29	606	90	86	(5) (6) (7)
Reveal Midco, LLC (dba Tactacam)	Specialty Retail	9.48%	S + 5.50%	09/17/32	12,680	12,427	12,426	(5)

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Investment (1)	Industry (2)	Interest Rate (3)	Reference Rate and Spread (3)	Maturity	Par/Shares(4)	Cost	Fair Value	Footnotes
Reveal Midco, LLC (dba Tactacam)	Specialty Retail		S + 5.50%	09/17/31	$1,058	$(21)	$(21)	(5) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.59%	S + 4.75%	12/05/31	8,898	8,769	8,765	(5) (6)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods	8.59%	S + 4.75%	12/05/31	1,977	167	164	(5) (6) (7)
AAG KP Borrower LLC (dba KUIU)	Textiles, Apparel & Luxury Goods		S + 4.75%	12/05/31	126	(2)	(2)	(5) (6) (7)
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	Trading Companies & Distributors	9.32%	S + 5.25%	07/31/32	19,220	18,938	18,932	(5)
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	Trading Companies & Distributors		S + 5.25%	07/31/32	3,168	(23)	(24)	(5) (7)
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	Trading Companies & Distributors	9.32%	S + 5.25%	07/31/32	1,419	385	384	(5) (7)
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	Trading Companies & Distributors		S + 5.25%	07/31/32	693	(10)	(10)	(5) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.73%	S + 5.00%	01/24/33	6,180	6,123	6,118	(5) (6)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.87%	S + 5.00%	01/24/33	1,086	751	749	(5) (6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors	8.75%	S + 5.00%	01/24/33	1,046	184	183	(5) (6) (7)
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	Trading Companies & Distributors		S + 5.00%	01/24/33	262	(2)	(3)	(5) (6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.82%	S + 4.75% (Incl. 2.62% PIK)	12/06/32	5,321	5,274	5,228	(5) (6)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.79%	S + 4.75% (Incl. 2.62% PIK)	12/06/32	1,914	1,896	1,880	(5) (6)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors	8.82%	S + 4.75%	12/06/32	1,896	377	369	(5) (6) (7)
UFT Buyer LLC (dba United Flow Technologies)	Trading Companies & Distributors		S + 4.75% (Incl. 2.62% PIK)	12/06/32	716	(6)	(13)	(5) (6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.17%	S + 5.25%	03/31/27	1,965	1,942	1,933	(5) (6) (7)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.16%	S + 5.25%	03/31/27	1,960	1,954	1,940	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.16%	S + 5.25%	03/31/27	1,960	1,954	1,940	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services	9.16%	S + 5.25%	03/31/27	1,225	1,221	1,213	(5) (6)
Airwavz Solutions, Inc.	Wireless Telecommunication Services		S + 5.25%	03/31/27	246	(1)	(2)	(5) (6) (7)
Total 1st Lien/Senior Secured Debt						697,353	691,687
2nd Lien/Senior Secured Debt - 5.0%
Tiger Acquisition, LLC (dba Sabre Industries)	Wireless Telecommunication Services	9.15%	S + 5.25%	05/01/34	$16,222	$16,066	$16,060	(5) (6)
Total 2nd Lien/Senior Secured Debt						16,066	16,060
Total United States						$713,419	$707,747
Total Debt Investments						$713,419	$707,747
Investments in Affiliated Money Market Fund - 2.6%
United States - 2.6%
Goldman Sachs Central Government Fund - Institutional Shares					8,170,682	$8,171	$8,171	(8) (9)
Total United States						$8,171	$8,171
Total Investments in Affiliated Money Market Fund						$8,171	$8,171
Total Investments and Investments in Affiliated Money Market Fund - 223.9%						$721,590	$715,918

The accompanying notes are an integral part of these financial statements.

West Bay BDC LLC

Schedule of Investments as of September 30, 2026 (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

(1)	Percentages are based on members' capital.

(2)	For Industry subtotal and percentage, see Note 4 "Investments."

(3)

Represents the actual interest rate for partially or fully funded debt in effect as of the reporting date. Certain investments are subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by the larger of the floor or the reference to either Euribor ("E"), SOFR, including SOFR adjustment, if any, ("S"), at the borrower's option, which reset periodically based on the terms of the credit agreement. S loans are typically indexed to 12 month, 6 month, 3 month or 1 month S rates. As of September 30, 2026, 1 month S was 3.91%, 3 month S was 4.08%, 6 month S was 4.27%, and 3 month E was 2.62%. For investments with multiple reference rates or alternate base rates, the interest rate shown is the weighted average interest rate in effect at September 30, 2026.

(4)

Par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ("$" or "USD"), unless otherwise noted, Euros (“EUR”).

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

(8)	The investment is otherwise deemed to be an “affiliated person” of the Company. See Note 3 “Significant Agreements and Related Party Transactions”.

(9)	The annualized seven-day yield as of September 30, 2026 is 3.97%.
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

West Bay BDC LLC

Notes to the Financial Statements

(in thousands, except unit and per unit amounts)

(Unaudited)

1. ORGANIZATION

West Bay BDC LLC (the “Company”) is a Delaware limited liability company that was formed on February 26, 2024. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, the Company has elected to be treated as a regulated investment company (“RIC”) and the Company expects to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2024.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s functional currency is USD and these financial statements have been prepared in that currency. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. This requires the Company to make estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect normal and recurring adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results could differ from those estimates and assumptions.

Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These financial statements should be read in conjunction with the Company’s audited financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 3, 2026. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Prepayment premiums	$—	$—	$49	$—
Accelerated amortization of upfront loan origination fees and unamortized discounts	$62	$6	$236	$7

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

Non-Accrual Investments

Investments are placed on non-accrual status when it is probable that principal, interest or dividends will not be collected according to the contractual terms. Accrued interest or dividends generally are reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual investments are restored to accrual status when past due principal and interest or dividends are paid and, in management’s judgment, principal and interest or dividend payments are likely to remain current. The Company may make exceptions to this treatment if an investment has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, the Company did not have any investments on non-accrual status.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures approved by the Board of Directors and adopted by the Valuation Designee, contemplate a multi-step valuation process conducted by the Investment Adviser each quarter and more frequently as needed. As the Valuation Designee, the Investment Adviser is primarily responsible for the valuation of the Company’s assets, subject to the oversight of the Board of Directors, as described below:

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
5.
The Asset Management Valuation Committee reviews the valuation information provided by the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors. The Asset Management Valuation Committee then assesses such valuation recommendations; and
6.
Through the Asset Management Valuation Committee the Valuation Designee, discusses the valuations, provides written reports to the Board of Directors on at least a quarterly basis, and, within the meaning of the Investment Company Act, determines the fair value of the investments in good faith, based on the inputs of the Asset Management Valuation Committee, the Asset Management Private Investment Valuation and Side Pocket Working Group, the VOG, the investment professionals of the Investment Adviser responsible for valuations, and the Independent Valuation Advisors.

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Money Market Funds

Investments in money market funds are valued at net asset value (“NAV”) per share. See Note 3 “Significant Agreements and Related Party Transactions.”

Cash

Cash consists of deposits held at State Street Bank and Trust Company (in such capacity, the “Custodian”). As of September 30, 2026 and December 31, 2025, the Company held an aggregate cash balance of $2,296 and $7,355. Foreign currency of $3 and $0 (acquisition costs of $3 and $0) is included in cash as of September 30, 2026 and December 31, 2025.

Foreign Currency Translation

Amounts denominated in foreign currencies are translated into USD on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.

The Company does not isolate the portion of the results of operations resulting from changes in foreign exchange rates on investments from fluctuations arising from changes in market prices of securities held. Such fluctuations are included within the net realized and unrealized gains or losses on investments. Fluctuations arising from the translation of non-investment assets and liabilities, if any, are included with the net change in unrealized appreciation (depreciation) from foreign currency translations in the Statements of Operations.

Foreign securities and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of and amendments to the revolving credit facility with Standard Chartered Bank (as amended, supplemented or otherwise modified and in effect from time to time, the “SCB Revolving Credit Facility”). These costs are amortized using the straight-line method over the term of the SCB Revolving Credit Facility. Deferred financing costs related to the SCB Revolving Credit Facility are presented separately as an asset in the Statements of Financial Condition.

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

Ordinary Operating Expenses (as defined below) ultimately borne by the Company will not exceed (i) $2,000 for the twelve-month period beginning on the Initial Drawdown Date and ending on the day before the one-year anniversary thereof (or if such day does not occur on a calendar quarter-end, the following calendar quarter-end), (ii) $3,250 for the twelve-month period immediately following the period set forth in clause (i), (iii) $3,250 for the twelve-month period immediately following the period set forth in clause (ii) and (iv) $5,000 for each twelve-month period thereafter (collectively, the “Operating Expenses Cap”). The Investment Adviser will reimburse the Company for any Ordinary Operating Expenses borne by the Company in excess of the Operating Expenses Cap.

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

Segment Reporting

In accordance with ASC 280 – Segment reporting, the Company has determined that it operates through a single operating and reporting segment with the investment objectives to generate current income and, to a lesser extent, capital appreciation through direct origination of secured debt, unsecured debt and select equity investments. The chief operating decision maker (the “CODM”) is comprised of the Company’s chief executive officers, chief financial officer and chief operating officers. The CODM uses Net increase (decrease) in members' capital from operations in the Statements of Operations to assess the Company’s performance and allocate resources. The evaluation and assessment of this metric is used in implementing investment policy decisions, managing the Company’s portfolio, evaluating the Company’s distribution policy and assessing the performance of the portfolio. As the Company’s operations comprise a single reporting segment, the segment assets are reflected in the accompanying Statements of Financial Condition as “Total assets” and the significant segment expenses are listed in the accompanying Statements of Operations.

New Accounting Pronouncements

In November 2024, the FASB issued Accounting Standard Update (“ASU”) No. 2024-03, “Disaggregation of Income Statement Expenses.” This ASU requires additional disaggregation of certain expenses within the footnotes to the financial statements. This ASU is effective for the annual periods beginning in January 2027, and interim periods beginning in January 2028 under a prospective approach. Early adoption and retrospective application are permitted. Since this ASU only requires additional disclosures, adoption of this ASU will not have an impact on the Company’s financial condition, results of operations or cash flows.

In September 2026, the FASB issued ASU No. 2026-03, “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions.” This ASU requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. This ASU is effective for the Company for the annual and interim periods beginning in January 2028 under a prospective approach. Early adoption is permitted. Adoption of this ASU is not expected to have a material impact on the Company’s financial condition, results of operations or cash flows.

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

For the three and nine months ended September 30, 2026, Management Fees amounted to $1,070 and $2,827. As of September 30, 2026, $1,070 remained payable. For the three and nine months ended September 30, 2025, Management Fees amounted to $379 and $931.

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

For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Administrator and the Custodian of $150 and $372. As of September 30, 2026, $68 remained payable. For the three and nine months ended September 30, 2025, the Company incurred expenses for services provided by the Administrator and the Custodian of $84 and $229.

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Transfer Agent Fees

The Company has entered into a transfer agency agreement (the “Transfer Agency Agreement”) with State Street Bank and Trust Company, pursuant to which State Street Bank and Trust Company serves as the Company’s transfer agent (in such capacity, the “Transfer Agent”) and disbursing agent. Transfer Agent fees are included in the Statements of Operations in Other general and administrative expenses.

For the three and nine months ended September 30, 2026, the Company incurred expenses for services provided by the Transfer Agent of $12 and $38. As of September 30, 2026, $47 remained payable. For the three and nine months ended September 30, 2025, the Company incurred expenses for the services provided by the Transfer Agent of $10 and $36.

Affiliates

GSAM Holdings, LLC owned 530,553 and 345,138 of the Company's Units as of September 30, 2026 and December 31, 2025. The following table presents the Company’s affiliated investments (including investments in money market funds, if any):

	Beginning Fair Value Balance	Gross Additions (1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value Balance	Dividend, Interest and Other Income
For the Nine Months Ended September 30, 2026
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$12,276	$63,611	$(75,887)	$—	$—	$—	$53
Goldman Sachs Central Government Fund - Institutional Shares	—	13,797	(5,626)	—	—	8,171	7
Total Non-Controlled Affiliates	$12,276	$77,408	$(81,513)	$—	$—	$8,171	$60
For the Year Ended December 31, 2025
Non-Controlled Affiliates
Goldman Sachs Financial Square Government Fund - Institutional Shares	$68,997	$409,878	$(466,599)	$—	$—	$12,276	$348
Total Non-Controlled Affiliates	$68,997	$409,878	$(466,599)	$—	$—	$12,276	$348
(1)
Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, the accretion of discounts, the exchange of one or more existing securities for one or more new securities and the movement at fair value of an existing portfolio company transferred into this affiliate category at the beginning of the period the transfer occurred.
(2)
Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement at fair value of an existing portfolio company transferred out of this affiliate category at the beginning of the period the transfer occurred.

Due to Affiliates

The Investment Adviser pays certain general and administrative expenses on behalf of the Company in the ordinary course of business. As of September 30, 2026 and December 31, 2025, there were $145 and $24, respectively, included within Accrued expenses and other liabilities that were paid by the Investment Adviser and its affiliates on behalf of the Company.

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

Co-investment Activity

In certain circumstances, the Company and certain other client accounts managed by the Investment Adviser (collectively with the Company, the “Accounts”, which may include proprietary accounts of Goldman Sachs) can make negotiated co-investments pursuant to an exemptive order from the SEC permitting it to do so. On May 21, 2025, the SEC granted the exemptive relief (the “Relief”) to the Investment Adviser, the BDCs advised by the Investment Adviser and certain other affiliated applicants, which superseded the prior co-investment exemptive relief received on November 16, 2022, as amended on June 25, 2024. If the Investment Adviser forms other funds in the future, the Company may co-invest alongside such other affiliates, subject to compliance with the Relief, applicable regulations and regulatory guidance, as well as applicable allocation procedures. Any such co-investments are subject to the applicable conditions of the Relief. Under the Relief, expenses of a single Account will be covered by that Account alone if those expenses were incurred solely by that Account due to its unique circumstances, such as legal and compliance expenses. Under the terms of the Relief, a “required majority” (as defined in Section 57(o) of the Investment Company Act) of the Company’s independent directors must make certain conclusions in connection with certain co-investment transactions, including co-investment transactions in which an affiliate of the Company is an existing investor in the portfolio company, non-pro rata incremental investments and non-pro rata dispositions of investments, and the Board is required to maintain oversight of the Company’s participation in the co-investment program. Furthermore, the Relief requires that any transaction fee (as described in the Relief) received by the Investment Adviser and/or a participant in connection with a co-investment transaction will be distributed to the participants on a pro rata basis based on the amounts they invested or committed, as the case may be, in such co-investment transaction.

4. INVESTMENTS

The Company’s investments (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2026		December 31, 2025
Investment Type	Cost	Fair Value	Cost	Fair Value
1st Lien/Senior Secured Debt	$697,353	$691,687	$432,148	$431,488
2nd Lien/Senior Secured Debt	16,066	16,060	—	—
Total	$713,419	$707,747	$432,148	$431,488

The Company uses the Global Industry Classification Standard (“GICS”) for classifying the industry groupings of its investments. The industry composition of the Company’s investments as a percentage of fair value and net assets was as follows:

	As of
	September 30, 2026		December 31, 2025
Industry	Fair Value	Net Assets	Fair Value	Net Assets
Software	22.2%	49.1%	19.5%	41.1%
Diversified Consumer Services	7.8	17.6	7.4	15.6
Commercial Services & Supplies	7.5	16.5	17.2	36.3
Financial Services	6.3	13.9	11.9	24.9
Food Products	5.7	12.6	4.6	9.7
Professional Services	5.3	11.7	3.6	7.7
Health Care Technology	5.2	11.4	8.2	17.2
Trading Companies & Distributors	4.8	10.6	1.2	2.5
Construction & Engineering	4.6	10.1	—	—
IT Services	4.0	8.7	5.6	11.8
Aerospace & Defense	3.6	8.1	1.3	2.7
Health Care Providers & Services	3.5	7.8	5.9	12.4
Wireless Telecommunication Services	3.3	7.2	1.4	2.9
Chemicals	3.2	7.1	—	—
Insurance	2.9	6.5	—	—
Machinery	2.7	6.1	4.5	9.5
Air Freight & Logistics	2.2	5.0	3.7	7.7
Specialty Retail	1.8	3.9	—	—
Health Care Equipment & Supplies	1.4	3.0	—	—
Textiles, Apparel & Luxury Goods	1.3	2.8	2.8	5.8
Household Products	0.7	1.6	1.2	2.6
Total	100.0%	221.3%	100.0%	210.4%

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The geographic composition of the Company’s investments at fair value was as follows:

	As of
Geographic	September 30, 2026	December 31, 2025
United States	100.0%	100.0%
Total	100.0%	100.0%

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

The following is a summary of the Company’s assets categorized within the fair value hierarchy:

	As of
	September 30, 2026				December 31, 2025
Assets	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
1st Lien/Senior Secured Debt	$—	$—	$691,687	$691,687	$—	$—	$431,488	$431,488
2nd Lien/Senior Secured Debt	—	—	16,060	16,060	—	—	—	—
Investments in Affiliated Money Market Fund	8,171	—	—	8,171	12,276	—	—	12,276
Total	$8,171	$—	$707,747	$715,918	$12,276	$—	$431,488	$443,764

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

The following table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of instrument, but they do not represent a range of values for any one instrument. For example, the lowest discount rate in 1st Lien/Senior Secured Debt is appropriate for valuing that specific debt investment, but may not be appropriate for valuing any other debt investments in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Fair Value(1)(2)	Valuation Techniques(3)	Significant Unobservable Inputs	Range of Significant Unobservable Inputs(4)	Weighted Average(5)
As of September 30, 2026
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$590,563	Discounted cash flows	Discount Rate	8.8% - 11.9%	9.9%
2nd Lien/Senior Secured Debt	$16,060	Discounted cash flows	Discount Rate	—	10.3%
As of December 31, 2025
Bank Loans, Corporate Debt, and Other Debt Obligations
1st Lien/Senior Secured Debt	$204,030	Discounted cash flows	Discount Rate	8.3% - 9.8%	8.9%
(1)
As of September 30, 2026, included within Level 3 Assets of $707,747 is an amount of $101,124 for which the Investment Adviser did not develop the unobservable inputs (examples include single source broker quotations, third party pricing, and prior transactions). The income approach was used in the determination of fair value for $606,623 or 85.7% of Level 3 bank loans, corporate debt, and other debt obligations.
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

The following table presents a summary of changes in fair value of Level 3 assets by investment type:

Assets	Beginning Balance	Purchases(1)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Sales and Settlements(1)	Net Amortization of Premium/ Discount	Transfers In (2)	Transfers Out (2)	Ending Balance	Net Change in Unrealized Appreciation (Depreciation) for assets still held
For the Nine Months Ended September 30, 2026
1st Lien/Senior Secured Debt	$431,488	$311,199	$—	$(5,006)	$(46,812)	$818	$—	$—	$691,687	$(5,022)
2nd Lien/Senior Secured Debt	—	16,060	—	(6)	—	6	—	—	16,060	(6)
Total assets	$431,488	$327,259	$—	$(5,012)	$(46,812)	$824	$—	$—	$707,747	$(5,028)
For the Nine Months Ended September 30, 2025
1st Lien/Senior Secured Debt	$34,104	$233,469	$—	$(325)	$(4,827)	$187	$—	$—	$262,608	$(325)
Total assets	$34,104	$233,469	$—	$(325)	$(4,827)	$187	$—	$—	$262,608	$(325)

(1)
Purchases may include PIK, securities received in corporate actions and restructurings. Sales and Settlements may include securities delivered in corporate actions and restructuring of investments.
(2)
Transfers in (out) of Level 3, if any, are due to a decrease (increase) in the quantity and reliability of broker quotes obtained by the Investment Adviser.

Debt Not Carried at Fair Value

The fair value of the Company’s debt, which would have been categorized as Level 3 within the fair value hierarchy as of September 30, 2026 and December 31, 2025, approximates its carrying value because the SCB Revolving Credit Facility has variable interest based on selected short-term rates.

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

6. DEBT

On May 1, 2024, the Initial Member approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the Investment Company Act to the Company and such election became effective the following day. As a result of this approval, the Company is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 180% and 184%.

The Company's outstanding debt was as follows:

	As of
	September 30, 2026			December 31, 2025
	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value	Aggregate Borrowing Amount Committed	Amount Available	Carrying Value
SCB Revolving Credit Facility (1)	$460,000	$58,242	$401,612	$300,000	$56,000	$244,000
Total debt	$460,000	$58,242	$401,612	$300,000	$56,000	$244,000

(1) The Company may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, the Company had outstanding borrowings denominated in USD of $389,500 and in Euros of EUR 10,695. As of December 31, 2025, the Company had outstanding borrowings denominated in USD of $244,000 and in Euros of EUR 0.

SCB Revolving Credit Facility

The Company entered into the SCB Revolving Credit Facility on September 25, 2024 with Standard Chartered Bank Ltd., as administrative agent (the “Administrative Agent”), lead arranger, sole bookrunner, letter of credit issuer and lender. The Company entered into the first amendment (the “Amendment”) to the SCB Revolving Credit Facility on January 30, 2026. The Amendment, among other things, (i) increased the maximum commitment amount to $400,000, (ii) extended the stated maturity date from September 25, 2026 to September 24, 2027 and (iii) decreased the applicable margin (a) with respect to Term SOFR Loans, alternative currency term rate loans, daily CORRA loans, daily SONIA loans and letters of credit, to 1.85% per annum, and (b) with respect to base rate loans, to 0.85% per annum. On August 28, 2026, the Company entered into a second amendment (the “Second Amendment”) to the SCB Revolving Credit Facility. The Second Amendment, among other things, (i) increased the Maximum Commitment amount to $460,000, and (ii) increased the applicable advance rate to 80% for certain Unitholder commitments.

Subject to availability under the Borrowing Base (as defined in the SCB Revolving Credit Facility), the maximum principal amount of the SCB Revolving Credit Facility is $460,000. The Borrowing Base is calculated based on the unfunded capital commitments of the Unitholders (subject to various eligibility requirements) multiplied by the specified advance rate of 80%. The stated maturity date of the SCB Revolving Credit Facility is September 24, 2027. Proceeds from the SCB Revolving Credit Facility can be used for investments, working capital, expenses and other undertakings of the Company.

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

Amounts drawn under the SCB Revolving Credit Facility may be prepaid at any time without premium or penalty. Loans are subject to mandatory prepayment for amounts exceeding the Borrowing Base, the lenders’ aggregate commitment, the letters of credit sublimit or 102% of the alternative currency sublimit, and to the extent required to comply with the Investment Company Act as applied to BDCs. Transfers of interests in the Company by Unitholders are subject to certain restrictions under the SCB Revolving Credit Facility. In addition, any transfer of Units from a Unitholder whose undrawn commitments were included in the Borrowing Base to a Unitholder that was not eligible to be included in the Borrowing Base (or that was eligible to be included in the Borrowing Base at a lower advance rate) may trigger mandatory prepayment obligations.

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

The SCB Revolving Credit Facility contains customary representations, warranties, and affirmative and negative covenants, including without limitation, representations and covenants regarding treatment as a RIC under the Code and as a BDC under the Investment Company Act and restrictions on the Company’s ability to make certain distributions, to incur additional indebtedness, to incur any liens on the collateral and to permit certain transfers of Unitholders’ ownership interest in the Units. The SCB Revolving Credit Facility includes customary conditions precedent to the draw-down of loans and customary events of default. As of September 30, 2026, the Company was in compliance with these covenants.

Costs of $4,110 were incurred in connection with obtaining the SCB Revolving Credit Facility, which have been recorded as deferred financing costs in the Statements of Financial Condition and are being amortized over the life of the SCB Revolving Credit Facility using the straight-line method. As of September 30, 2026 and December 31, 2025, outstanding deferred financing costs were $1,470 and $953.

The following table presents summary information regarding the SCB Revolving Credit Facility:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Borrowing interest expense	$5,127	$1,947	$12,946	$2,807
Facility fees	29	128	161	496
Amortization of financing costs	347	327	992	978
Total	$5,503	$2,402	$14,099	$4,281
Weighted average interest rate	5.59%	6.40%	5.60%	6.40%
Average outstanding balance	$363,641	$120,723	$308,934	$58,604

7. COMMITMENTS AND CONTINGENCIES

Capital Commitments

The Company had aggregate capital commitments and undrawn capital commitments from investors as follows:

	As of
	September 30, 2026			December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded	Capital Commitments	Unfunded Capital Commitments	% of Capital Commitments Funded
Common Units	$927,010	$607,185	35%	$927,010	$718,425	23%

Portfolio Company Commitments

The Company may enter into investment commitments through executed credit agreements or commitment letters. In many circumstances for executed commitment letters, borrower acceptance and final terms are subject to transaction-related contingencies. As of September 30, 2026, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The Company had the following unfunded commitments by investment types:

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

	Unfunded Commitment Balances
	As of
	September 30, 2026	December 31, 2025
1st Lien/Senior Secured Debt
AAG KP Borrower LLC (dba KUIU)	$1,910	$1,682
Accommodations Plus Technologies LLC	1,845	1,845
Advanced Cooling Technologies, Inc.	3,780	—
Airwavz Solutions, Inc.	257	1,277
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	5,596	20,906
AQ Sunshine, Inc. (dba Relation Insurance)	6,697	—
Ark Data Centers, LLC	6,720	8,680
Avanos Medical, Inc.	1,445	—
Bells Parent, Inc. (dba Atwell, LLC)	5,913	—
BNI Intermediate Holdings LLC (dba Business Network International)	3,864	—
Burgess Pigment, LLC	2,516	—
Businessolver.com, Inc.	4,722	4,722
Computer Services, Inc.	3,488	3,488
Convenient Payments Acquisition, Inc.	197	197
Crucible Buyer, Inc. (dba JT Thorpe)	4,763	—
CURiO Brands LLC	1,346	1,346
Curriculum Associates, LLC	3,884	4,439
Edition Holdings, Inc. (dba Enverus)	5,658	9,548
Edko, LLC	6,347	6,347
Envero Midco 2 LLC (dba Sun World)	8,638	—
EnviroSmart, LLC (dba ES Integrated)	1,452	1,805
eShipping, LLC	4,773	4,645
Forge Industries, Inc. (dba Bearing Distributors, Inc.)	4,874	—
Frontline Road Safety Operations, LLC	2,546	2,790
Fullsteam Operations LLC	5,139	5,949
HighLevel LLC	4,422	—
Ideal Components Acquisition, LLC (dba Ideal Tridon)	2,330	2,315
KPA Parent Holdings, Inc.	2,371	2,481
Lobos Parent, Inc. (dba NEOGOV)	4,549	5,469
ML Holdco, LLC (dba MeridianLink)	1,614	1,666
Octane Purchaser, Inc. (dba Office Ally)	450	1,576
One, Inc. Software Corporation	4,005	4,005
Onward AcquireCo, Inc. (dba OneStream)	9,487	—
PAS Parent Inc. (dba Pace Analytical)	12,009	12,009
Pavement Preservation Acquisition, LLC (dba Pavement Preservation Group)	1,106	—
PDDS Holdco, Inc. (dba Planet DDS)	1,378	1,645
PPW Aero Buyer, Inc. (dba Pursuit Aerospace)	2,520	3,659
Reveal Midco, LLC (dba Tactacam)	1,058	—
Rotation Buyer, LLC (dba Rotating Machinery Services)	3,637	3,106
Rubix Foods, LLC	812	1,015
Saber Parent Holdings Corp. (dba Service Logic)	2,196	3,150
SpecialtyCare, Inc.	2,424	2,424
Splash Car Wash, Inc.	2,355	2,196
Sundance Group Holdings, Inc. (dba NetDocuments)	512	6,020
TL Sapphire Holdings, Inc. (dba SouthernCarlson)	1,441	8,528
Tropical Bidco, LLC (dba Tropical Cheese)	1,930	1,158
UFT Buyer LLC (dba United Flow Technologies)	2,223	2,625
Wellness AcquisitionCo, Inc. (dba SPINS)	550	550
Wildcat Solutions Holdings, LLC (dba O6 Environmental)	1,931	1,931
Zeppelin US Buyer Inc. (dba Global Critical Logistics)	3,049	3,395
BCTO Bluebill Buyer, Inc. (dba Ren)	—	1,137
Celero Commerce LLC	—	2,254
Kene Acquisition, Inc. (dba Entrust)	—	5,023
Total 1st Lien/Senior Secured Debt	$168,729	$159,003
Total	$168,729	$159,003

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

8. MEMBERS’ CAPITAL

Capital Drawdowns

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received
For the Nine Months Ended September 30, 2026
March 9, 2026 (1)	2,654,639	$46,350
June 18, 2026 (2)	2,123,091	37,080
August 7, 2026 (3)	1,588,172	27,810
Total capital drawdowns	6,365,902	$111,240
For the Nine Months Ended September 30, 2025
March 26, 2025	1,337,678	$23,175
September 22, 2025	2,657,938	$46,350
Total capital drawdowns	3,995,616	$69,525

(1) The Unit issuance was effective March 9, 2026, with the NAV per Unit and number of Units sold being determined on March 13, 2026.

(2) The Unit issuance was effective June 18, 2026, with the NAV per Unit and number of Units sold being determined on June 25, 2026.

(3) The Unit issuance was effective August 7, 2026, with the NAV per Unit and number of Units sold being determined on August 6, 2026.

Distributions

The following table reflects the distributions declared on the Units:

Date Declared	Record Date	Payment Date	Amount Per Unit
For the Nine Months Ended September 30, 2026
February 25, 2026	April 2, 2026	April 29, 2026	$0.34
May 6, 2026	July 2, 2026	July 29, 2026	$0.39
August 6, 2026	October 2, 2026	October 29, 2026	$0.45	(1)
For the Nine Months Ended September 30, 2025
May 7, 2025	July 2, 2025	August 8, 2025	$0.25
August 6, 2025	October 2, 2025	October 29, 2025	$0.24

(1) Includes a capital gain distribution rounding to less than $0.01.

9. EARNINGS (LOSS) PER UNIT

The following information sets forth the computation of basic and diluted earnings (loss) per Unit:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net increase (decrease) in Members' Capital from operations	$7,612	$1,776	$14,906	$2,333
Weighted average Units outstanding	17,560,268	5,187,655	14,972,756	4,603,671
Basic and diluted earnings (loss) per Unit	$0.43	$0.34	$1.00	$0.51

Diluted earnings (loss) per Unit equal basic earnings per Unit because there were no Unit equivalents outstanding during the periods presented.

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

10. FINANCIAL HIGHLIGHTS

The following table presents the schedule of financial highlights of the Company:

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Per Unit Data:(1)
Members' Capital, beginning of period	$17.33	$17.36
Net investment income (loss)	1.32	0.58
Net realized and unrealized gains (losses)(2)	(0.35)	(0.17)
Net increase (decrease) in Members' Capital from operations(2)	$0.97	$0.41
Distributions from net investment income	(0.73)	(0.25)
Total increase (decrease) in Members' Capital	$0.24	$0.16
Members' Capital, end of period	$17.57	$17.52
Units outstanding, end of period	18,198,989	7,585,578
Weighted average units outstanding	14,972,756	4,603,671
Total return based on Members' Capital(3)	5.60%	2.36%
Supplemental Data/Ratio(4):
Members' Capital, end of period.	$319,812	$132,937
Ratio of total expenses (without interest and other debt expenses) to average Members' Capital	2.23%	3.86%
Ratio of interest and other debt expenses to average Members' Capital	7.19%	7.14%
Ratio of total expenses to average Members' Capital	9.42%	11.00%
Ratio of net investment income (loss) to average Members' Capital	10.06%	4.44%
Portfolio turnover	8%	4%

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

11. SUBSEQUENT EVENTS

Distributions

The Company will pay a distribution equal to an amount up to the Company’s taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2026 through December 31, 2026, which will be payable on or about January 28, 2027 to Unitholders of record as of December 31, 2026.

Citibank Credit Facility

On October 23, 2026, West Bay SPV I LLC (“SPV I”), a newly formed wholly owned subsidiary of the Company, entered into a credit and security agreement (the “Citibank Credit Facility”) by and among Citibank, N.A. (“Citibank”), as administrative agent, State Street Bank and Trust Company, as custodian, collateral agent, and collateral administrator, the Company, as equityholder and collateral manager, SPV I, as borrower, and the lenders party thereto. The initial principal amount of the commitments under the Citibank Credit Facility is $300 million. The Citibank Credit Facility includes an accordion provision that, subject to the satisfaction of certain conditions, could increase the aggregate commitments to $600 million. SPV I may voluntarily prepay advances without premium or penalty. Any amounts outstanding under the Citibank Credit Facility must be repaid by October 23, 2031.

Proceeds of advances under the Citibank Credit Facility may be used to fund portfolio investments by SPV I, fund advances under delayed-draw and revolving portfolio loans where SPV I is a lender, fund required reserves, make certain permitted distributions and pay fees and expenses incurred in connection with the Citibank Credit Facility.

Advances under the Citibank Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate for the currency of the advance (which in the case of USD is three-month Term SOFR) plus an applicable margin of 1.90% per annum during a three-year reinvestment period and 2.40% per annum thereafter. The Citibank Credit Facility also provides for mandatory amortization and prepayments, including in connection with borrowing base deficiencies.

West Bay BDC LLC

Notes to the Financial Statements (continued)

(in thousands, except unit and per unit amounts)

(Unaudited)

SPV I’s obligations under the Citibank Credit Facility are secured by a first-priority security interest in substantially all of SPV I’s assets, including its portfolio loans, cash and related accounts, subject to permitted liens. SPV I’s obligations are limited-recourse obligations payable solely from the collateral in accordance with the applicable priority of payments and are non-recourse to the Company. The Company separately undertakes obligations in its capacities as equityholder and collateral manager.

The Citibank Credit Facility also includes customary representations and warranties and SPV I is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

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

OVERVIEW

We are a specialty finance company that is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, we have elected to be treated as a regulated investment company (“RIC”), and we expect to qualify annually for tax treatment as a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ended December 31, 2024. From our inception on May 1, 2024 through September 30, 2026, we originated approximately $980.9 million in aggregate principal amount of debt investments prior to any subsequent exits and repayments.

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

We hold primarily directly originated, first lien senior secured, floating rate debt of companies located in the United States. We may also invest, to a lesser extent, in second lien, unsecured or subordinated loans, payment-in-kind (“PIK”) debt and equity and equity-like instruments, and in very limited circumstances, we may hold loans or other investments of issuers that are not located in the United States in connection with certain post-closing modifications of existing investments. For a discussion of our investment objectives and guidelines, see “Item 1. Business—Investments” in our annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

We invest primarily in private companies based in the United States. We focus our lending across a spectrum of directly sourced opportunities in companies ranging from lower middle market to large capitalization in size. We may invest in companies of any size or capitalization. Subject to the limitations of the Investment Company Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Goldman Sachs credit funds or affiliates. We also intend to invest alongside institutional and retail-focused private credit Accounts, which may include proprietary accounts of Goldman Sachs. See “Item 1. Business—Allocation of Investment Opportunities—Co-Investments Alongside Goldman Sachs and Other Accounts, and the Relief ” in the 2025 Annual Report. In addition, we expect to acquire or originate revolving credit facilities from time to time in connection with our investments in other assets. From time to time, we may opportunistically dispose of certain assets as part of our overall investment strategy.

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

For a discussion of the competitive landscape we face, please see “Item 1A. Risk Factors—Risks Relating to Competition—We operate in a highly competitive market for investment opportunities” and “Item 1. Business—Competitive Advantages” in the 2025 Annual Report.

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

Expenses

We will bear and be responsible for all of our costs and expenses. Our primary operating expenses include the payment of the management fee (the “Management Fee”) to our Investment Adviser, legal and professional fees, interest and other debt expenses and other operating expenses. The Management Fee compensates our Investment Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all of our other costs and expenses in accordance with the LLC Agreement (as defined below) and the administration agreement (the “Administration Agreement”), including:

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

To the extent that expenses incurred by us are related to the Company and to one or more Co-Investing GS Direct Lending Funds (as defined below), expenses will be allocated among us and such Co-Investing GS Direct Lending Funds in accordance with the Investment Adviser’s policies and procedures, which require that expenses be allocated in a manner that the Investment Adviser reasonably determines is fair and equitable.

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

Leverage

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of units senior to our Units, if our asset coverage ratio, as defined under the Investment Company Act, is at least equal to 150% immediately after each such issuance. The Small Business Credit Availability Act modified the applicable provisions of the Investment Company Act to reduce the required asset coverage ratio applicable to BDCs from 200% to 150%, subject to certain approval and disclosure requirements. Our Board and Initial Member approved the application of the 150% asset coverage ratio to us in accordance with the requirements of the Investment Company Act. While the leverage we employ may be greater or less than these levels from time to time, we intend to comply with the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our Unitholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. A loan is presumed to be made for temporary purposes if it is repaid within 60 days and is not extended or renewed; otherwise, it is presumed not to be for temporary purposes. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Relating to Legal and Regulatory Matters—Regulations governing our operations as a BDC affect our ability to, and the way in which we, raise additional capital. These constraints may hinder our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective” in our 2025 Annual Report.

We intend to employ leverage as market conditions permit and at the discretion of the Investment Adviser, subject to the terms of the LLC Agreement and the limitations set forth in the Investment Company Act, which currently allows us to borrow up to $2 of debt for each $1 of equity. We intend to use leverage in the form of borrowings, including loans from financial institutions as well as the issuance of debt securities. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. We would expect any such leverage, if incurred, to increase the total capital available for investment by the Company. The use of leverage magnifies returns, including losses. See “Item 1A. Risk Factors” in our 2025 Annual Report.

PORTFOLIO AND INVESTMENT ACTIVITY

Our portfolio (excluding investments in money market funds, if any) consisted of the following:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in millions)		($ in millions)
First Lien/Senior Secured Debt	$697.35	$691.69	$432.15	$431.49
Second Lien/Senior Secured Debt	16.07	16.06	—	—
Total investments	$713.42	$707.75	$432.15	$431.49

The weighted average yield of our portfolio by asset type (excluding investments in money market funds, if any), at amortized cost and at fair value, was as follows:

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Weighted Average Yield(1)
First Lien/Senior Secured Debt(2)	8.9%	9.1%	8.7%	8.7%
Second Lien/Senior Secured Debt(2)	9.3%	9.3%	—	—
Total Portfolio	8.9%	9.1%	8.7%	8.7%
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

The following table presents certain selected information regarding our investment portfolio (excluding investments in money market funds, if any):

	As of
	September 30, 2026		December 31, 2025
Number of portfolio companies	52		40
Percentage of performing debt bearing a floating rate(1)	100.0%		100.0%
Percentage of performing debt bearing a fixed rate(1)(2)	—%		—%
Weighted average leverage (net debt/EBITDA)(3)	5.9	x	6.3	x
Weighted average interest coverage(3)	2.0	x	1.9	x
Median EBITDA(3)	$93.81 million		$75.94 million
Weighted average EBITDA(3)	$132.73 million		$128.15 million

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual status.
(2)	Includes income producing preferred stock investments, if applicable.
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

Median EBITDA is based on our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue. Weighted average EBITDA is weighted based on the fair value of our performing debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk, such as cash collateralized loans and investments that are underwritten and covenanted based on recurring revenue.

Portfolio company statistics are derived from the most recently available financial statements of each portfolio company as of the reported end date. Statistics of the portfolio companies have not been independently verified by us and may reflect a normalized or adjusted amount.

As of September 30, 2026 and December 31, 2025, investments where net debt to EBITDA may not be the appropriate measure of credit risk represented 4.8% and 4.0% of total debt investments at fair value.

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

As of
	September 30, 2026		December 31, 2025
Investment Performance Rating	Fair Value	Percentage of Total	Fair Value	Percentage of Total
	(in millions)		(in millions)
Grade 1	$—	—%	$—	—%
Grade 2	707.75	100.0	431.49	100.0
Grade 3	—	—	—	—
Grade 4	—	—	—	—
Total Investments	$707.75	100.0%	$431.49	100.0%

The following table shows the amortized cost of our performing and non-accrual investments (excluding investments in money market funds, if any):

	As of
	September 30, 2026		December 31, 2025
	Amortized Cost	Percentage of Total	Amortized Cost	Percentage of Total
	(in millions)		(in millions)
Performing	$713.42	100.0%	$432.15	100.0%
Non-accrual	—	—	—	—
Total Investments	$713.42	100.0%	$432.15	100.0%

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

The following table shows our investment activity by investment type(1):

	For the Three Months Ended
	September 30, 2026	September 30, 2025
	($ in millions)
Amount of investments committed at cost:
First Lien/Senior Secured Debt	$87.71	$177.75
Total	$87.71	$177.75
Proceeds from investments sold or repaid:
First Lien/Senior Secured Debt	$9.54	$0.49
Total	$9.54	$0.49
Net increase in portfolio	$78.17	$177.26
Number of new portfolio companies with new investment commitments	4	12
Total new investment commitment amount in new portfolio companies	$76.39	$177.75
Average new investment commitment amount in new portfolio companies	$19.10	$14.81
Number of existing portfolio companies with new investment commitments	5	—
Total new investment commitment amount in existing portfolio companies	$11.32	$—
Weighted average remaining term for new investment commitments (in years)(2)	6.3	6.2
Percentage of new debt investment commitments at floating interest rates	100.0%	100.0%
Percentage of new debt investment commitments at fixed interest rates(3)	—%	—%
Weighted average yield on new debt and income producing investment commitments(4)	9.3%	9.1%
Weighted average yield on new investment commitments(5)	9.3%	9.1%
Weighted average yield on debt and income producing investments sold or repaid(6)	8.7%	8.8%
Weighted average yield on investments sold or repaid(7)	8.7%	8.8%

(1)
New investment commitments are shown net of capitalized fees, expenses and original issue discount (“OID”) that occurred at the initial closing. Figures for new investment commitments may also include positions originated during the period but not held at the reporting date. Figures for investments sold or repaid, exclude unfunded commitments that may have expired or otherwise been terminated without receipt of cash proceeds or other consideration.
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

RESULTS OF OPERATIONS

Our operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Total investment income	$15.16	$4.86	$38.18	$9.26
Total expenses	(7.08)	(3.05)	(18.47)	(6.60)
Net investment income (loss)	$8.08	$1.81	$19.71	$2.66
Net realized gain (loss) on investments	—	—	—	—
Net unrealized appreciation (depreciation) on investments	(0.68)	(0.03)	(5.01)	(0.33)
Net realized and unrealized gains (losses) on foreign currency translations and transactions	0.21	—	0.21	—
Net realized and unrealized gains (losses)	$(0.47)	$(0.03)	$(4.80)	$(0.33)
Net increase (decrease) in members' capital from operations	$7.61	$1.78	$14.91	$2.33

Net increase (decrease) in members’ capital from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Investment Income

Our investment income was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Interest	$14.86	$4.64	$37.42	$8.75
Dividend income	0.02	0.13	0.06	0.30
Other income	0.28	0.09	0.70	0.21
Total investment income	$15.16	$4.86	$38.18	$9.26

•
Interest income increased from $4.64 million and $8.75 million for the three and nine months ended September 30, 2025 to $14.86 million and $37.42 million for the three and nine months ended September 30, 2026, primarily due to the deployment of capital into income producing investments.

Expenses

Our expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Interest and other debt expenses	$5.50	$2.40	$14.10	$4.28
Management fees	1.07	0.38	2.83	0.93
Professional fees	0.25	0.09	0.86	0.43
Directors’ fees	0.03	0.03	0.09	0.09
Offering costs	—	—	—	0.43
Other general and administrative expenses	0.23	0.15	0.59	0.44
Total expenses	$7.08	$3.05	$18.47	$6.60
•
Interest and other debt expenses increased from $2.40 million and $4.28 million for the three and nine months ended September 30, 2025 to $5.50 million and $14.10 million for the three and nine months ended September 30, 2026. The increase was primarily driven by an increase in our aggregate borrowings outstanding during the periods.
•
Management Fees increased from $0.38 million and $0.93 million for the three and nine months ended September 30, 2025 to $1.07 million and $2.83 million for the three and nine months ended September 30, 2026. The increase was primarily driven by an increase in members' capital.
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

Net Change in Unrealized Appreciation (Depreciation) on Investments

For the three and nine months ended September 30, 2026 and 2025, there were no realized gains or losses.

Any changes in fair value are recorded as a change in unrealized appreciation (depreciation) on investments. For further details on the valuation process, refer to Note 2 “Significant Accounting Policies—Investments” in our financial statements. Net change in unrealized appreciation (depreciation) on investments was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	($ in millions)
Unrealized appreciation	$0.05	$0.05	$0.02	$0.03
Unrealized depreciation	(0.73)	(0.08)	(5.03)	(0.36)
Net change in unrealized appreciation (depreciation) on investments	$(0.68)	$(0.03)	$(5.01)	$(0.33)

The net change in unrealized appreciation (depreciation) on investments consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	($ in millions)
Portfolio company:
Accommodations Plus Technologies LLC	$0.04		$(0.05)
Computer Services, Inc.	—		(0.23)
Edition Holdings, Inc. (dba Enverus)	—		(0.33)
Apple Bidco Holdings, Inc. (dba Raptor Technologies)	—	(2)	(0.18)
Businessolver.com, Inc.	—	(2)	(0.28)
Fullsteam Operations LLC	—	(2)	(0.16)
Rubix Foods, LLC	(0.01)		(0.16)
Ark Data Centers, LLC	(0.01)		(0.19)
Frontline Road Safety Operations, LLC	(0.01)		(0.75)
Celero Commerce LLC	(0.03)		0.02
Onward AcquireCo, Inc. (dba OneStream)	(0.03)		(0.04)
UFT Buyer LLC (dba United Flow Technologies)	(0.05)		(0.08)
Bells Parent, Inc. (dba Atwell, LLC)	(0.06)		(0.04)
Tropical Bidco, LLC (dba Tropical Cheese)	(0.07)		(0.18)
Lobos Parent, Inc. (dba NEOGOV)	(0.10)		(0.33)
Envero Midco 2 LLC (dba Sun World)	(0.10)		(0.10)
BNI Intermediate Holdings LLC (dba Business Network International)	(0.11)		(0.11)
Other, net (1)	(0.14)		(1.82)
Total	$(0.68)		$(5.01)

(1)
For the three and nine months ended September 30, 2026, Other, net includes gross unrealized appreciation of $0.01 million and $0.00 million, and gross unrealized depreciation of $(0.15) million and $(1.82) million.
(2)
Amount rounds to less than $0.01 million.

Net change in unrealized appreciation (depreciation) in our investments for the three and nine months ended September 30, 2026 was primarily driven by widening of spreads due to portfolio company specific factors during the period.

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	($ in millions)
Portfolio company:
Tropical Bidco, LLC (dba Tropical Cheese)	$0.03		$0.03
Frontline Road Safety Operations, LLC	0.01		(0.02)
Splash Car Wash, Inc.	—	(2)	(0.01)
Rotation Buyer, LLC (dba Rotating Machinery Services)	—	(2)	(0.02)
Wellness AcquisitionCo, Inc. (dba SPINS)	—	(2)	(0.01)
Celero Commerce LLC	—	(2)	(0.01)
KPA Parent Holdings, Inc.	—	(2)	(0.02)
Ark Data Centers, LLC	—	(2)	(0.19)
Rubix Foods, LLC	(0.01)		(0.01)
CURiO Brands LLC	(0.01)		(0.01)
Airwavz Solutions, Inc.	(0.01)		(0.01)
Curriculum Associates, LLC	(0.01)		(0.01)
Ideal Components Acquisition, LLC (dba Ideal Tridon)	(0.01)		(0.01)
Other, net (1)	(0.02)		(0.03)
Total	$(0.03)		$(0.33)

(1)
For the three and nine months ended September 30, 2025, Other, net includes gross unrealized appreciation of $0.00 million and $0.00 million, and gross unrealized depreciation of $(0.02) million and $(0.03) million.
(2)
Amount rounds to less than $0.01 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We expect to generate cash primarily from the net proceeds of any future offerings of our Units, drawdowns of capital commitments, future borrowings and cash flows from operations. Subject to the terms of our Second Amended and Restated Limited Liability Company Agreement (as amended and/or restated or otherwise modified from time to time, the “LLC Agreement”), to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our Board of Directors otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our Unitholders, we may enter into credit facilities or issue other senior securities. Subject to the terms of the LLC Agreement, we would expect any such credit facilities may be secured by certain of our assets and may contain advance rates based upon pledged collateral. The pricing and other terms of any such facilities would depend upon market conditions when we enter into any such facilities as well as the performance of our business, among other factors. As a BDC, with certain limited exceptions, we are only permitted to borrow amounts such that our asset coverage ratio, as defined in the Investment Company Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2026 and December 31, 2025, our asset coverage ratio based on the aggregate amount outstanding of our senior securities was 180% and 184%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions.

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

	As of
	September 30, 2026			December 31, 2025
	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded	Capital Commitments ($ in millions)	Unfunded Capital Commitments ($ in millions)	% of Capital Commitments Funded
Common Units	$927.01	$607.19	35%	$927.01	$718.43	23%

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2026
March 9, 2026 (1)	2,654,639	$46.35
June 18, 2026 (2)	2,123,091	37.08
August 7, 2026 (3)	1,588,172	27.81
Total capital drawdowns	6,365,902	$111.24
For the Nine Months Ended September 30, 2025
March 26, 2025	1,337,678	$23.18
September 22, 2025	2,657,938	46.35
Total capital drawdowns	3,995,616	$69.53

(1) The Unit issuance was effective March 9, 2026, with the NAV per Unit and number of Units sold being determined on March 13, 2026.

(2) The Unit issuance was effective June 18, 2026, with the NAV per Unit and number of Units sold being determined on June 25, 2026.

(3) The Unit issuance was effective August 7, 2026, with the NAV per Unit and number of Units sold being determined on August 6, 2026.

Contractual Obligations

We have entered into certain contracts under which we have future commitments. Under the Investment Management Agreement, pursuant to which GSAM has agreed to serve as our Investment Adviser, we pay a Management Fee equal to a percentage of value of our average NAV at the end of the then-current calendar quarter and the prior calendar quarter. Under the Administration Agreement, pursuant to which State Street Bank and Trust Company (the “Administrator”) will be responsible for providing us with various accounting and administrative services necessary to conduct our day-to-day operations, we pay our Administrator such fees as may be agreed between us and our Administrator that we determine are commercially reasonable. Either party or the Unitholders, by a vote of a majority of our outstanding voting securities, may terminate the Investment Management Agreement without penalty, in accordance with the terms of the Investment Management Agreement. Either party may terminate the Administration Agreement without penalty upon at least 30 days’ written notice to the other party. The following table shows our contractual obligations as of September 30, 2026:

		Payments Due by Periods ($ in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
SCB Revolving Credit Facility (1)	$401.61	$401.61	$—	$—	$—

(1) We may borrow amounts in USD or certain other permitted currencies. Debt outstanding denominated in currencies other than USD has been converted to USD using the applicable foreign currency exchange rate as of the applicable reporting date. As of September 30, 2026, we had outstanding borrowings denominated in USD of $389.50 million and in Euros of EUR 10.70 million.

SCB Revolving Credit Facility

We entered into a revolving credit facility on September 25, 2024 with Standard Chartered Bank Ltd. (as amended, supplemented or otherwise modified and in effect from time to time, the “SCB Revolving Credit Facility”), which, as of September 30, 2026, allowed us to borrow up to $460 million, subject to availability under the Borrowing Base (as defined in the SCB Revolving Credit Facility). For further details on our SCB Revolving Credit Facility, see Note 6 “Debt—SCB Revolving Credit Facility” to our financial statements included in this report.

Off-Balance Sheet Arrangements

We may become a party to investment commitments and to financial instruments with off-balance sheet risk in the normal course of our business to fund investments and to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. We may commit to fund an investment whereby one of the Accounts has committed to issue standby letters of credit (each Account acting in such capacity, an “LC Issuer”). In the event a letter of credit is funded, the LC Issuer will be obligated under the relevant credit agreement to fund a portion of the letter of credit on behalf of us. We would be obligated to reimburse the LC Issuer as set forth in the relevant credit agreement. As of September 30, 2026, we believed that we had adequate financial resources to satisfy our unfunded commitments. Our unfunded commitments to provide funds to portfolio companies were as follows:

	As of
	September 30, 2026	December 31, 2025
	($ in millions)
Unfunded Commitments
First Lien/Senior Secured Debt	$168.73	$159.00
Second Lien/Senior Secured Debt	—	—
Total	$168.73	$159.00

Hedging

Subject to applicable provisions of the Investment Company Act and applicable Commodity Futures Trading Commission (“CFTC”) regulations, we may enter into hedging transactions in a manner consistent with SEC guidance. To the extent that any of our loans are denominated in a currency other than USD, we may enter into currency hedging contracts to reduce our exposure to fluctuations in currency exchange rates. We may also enter into interest rate hedging agreements. Such hedging activities, which will be subject to compliance with applicable legal requirements, may include the use of futures, options, swaps and forward contracts. Costs incurred in entering into such contracts or in settling them, if any, will be borne by us. Our Investment Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Moreover, we anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.

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

For a description of our critical accounting policies, see Note 2 “Significant Accounting Policies” to our financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy and Income Taxes. We consider the most significant critical estimate to be the fair value measurement of investments. The critical accounting policies and estimates should be read in connection with our risk factors listed under Item 1A. “Risk Factors” in our 2025 Annual Report.

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

RECENT DEVELOPMENTS

Distributions

We will pay a distribution equal to an amount up to our taxable earnings per Unit, including net investment income (if positive) for the period beginning October 1, 2026 through December 31, 2026, which will be payable on or about January 28, 2027 to Unitholders of record as of December 31, 2026.

Citibank Credit Facility

On October 23, 2026, West Bay SPV I LLC (“SPV I”), our newly formed wholly owned subsidiary, entered into a credit and security agreement (the “Citibank Credit Facility”) by and among Citibank, N.A. (“Citibank”), as administrative agent, State Street Bank and Trust Company, as custodian, collateral agent, and collateral administrator, us, as equityholder and collateral manager, SPV I, as borrower, and the lenders party thereto. The initial principal amount of the commitments under the Citibank Credit Facility is $300 million. The Citibank Credit Facility includes an accordion provision that, subject to the satisfaction of certain conditions, could increase the aggregate commitments to $600 million. SPV I may voluntarily prepay advances without premium or penalty. Any amounts outstanding under the Citibank Credit Facility must be repaid by October 23, 2031.

Proceeds of advances under the Citibank Credit Facility may be used to fund portfolio investments by SPV I, fund advances under delayed-draw and revolving portfolio loans where SPV I is a lender, fund required reserves, make certain permitted distributions and pay fees and expenses incurred in connection with the Citibank Credit Facility.

Advances under the Citibank Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate for the currency of the advance (which in the case of USD is three-month Term SOFR) plus an applicable margin of 1.90% per annum during a three-year reinvestment period and 2.40% per annum thereafter. The Citibank Credit Facility also provides for mandatory amortization and prepayments, including in connection with borrowing base deficiencies.

SPV I’s obligations under the Citibank Credit Facility are secured by a first-priority security interest in substantially all of SPV I’s assets, including its portfolio loans, cash and related accounts, subject to permitted liens. SPV I’s obligations are limited-recourse obligations payable solely from the collateral in accordance with the applicable priority of payments and are non-recourse to us. We separately undertake obligations in our capacities as equityholder and collateral manager.

The Citibank Credit Facility also includes customary representations and warranties and SPV I is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities.

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

As of September 30, 2026 and December 31, 2025, on a fair value basis, 100.0% and 100.0% of our performing debt investments bore interest at a floating rate. Additionally, our borrowings under the SCB Revolving Credit Facility bear interest at a floating rate.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities.

Based on our September 30, 2026 and December 31, 2025, Statements of Financial Condition, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure. The table is not impacted by investments that are non-income producing, investments that are on non-accrual status, and assets and liabilities that are non-interest rate sensitive. Although we believe that this analysis is indicative of our sensitivity to interest rate changes as of September 30, 2026 and December 31, 2025, it does not adjust for potential changes in credit markets or the credit quality of our investments that could affect net income. Changes in interest rate risk exposure are primarily driven by changes in the size and composition of our investment portfolio and borrowing structure, as well as changes in the reference rates applicable to our performing debt investments (excluding investments on non-accrual status).

	As of
	September 30, 2026			December 31, 2025
Basis Point Change	Interest Income	Interest Expense	Net Income	Interest Income	Interest Expense	Net Income
($ in millions)
Up 300 basis points	17.30	(11.21)	6.09	10.52	(6.79)	3.73
Up 200 basis points	11.53	(7.47)	4.06	7.01	(4.53)	2.48
Up 100 basis points	5.77	(3.74)	2.03	3.51	(2.26)	1.25
Up 75 basis points	4.32	(2.80)	1.52	2.63	(1.70)	0.93
Up 50 basis points	2.88	(1.87)	1.01	1.75	(1.13)	0.62
Up 25 basis points	1.44	(0.93)	0.51	0.88	(0.57)	0.31
Down 25 basis points	(1.44)	0.93	(0.51)	(0.88)	0.57	(0.31)
Down 50 basis points	(2.88)	1.87	(1.01)	(1.75)	1.13	(0.62)
Down 75 basis points	(4.32)	2.80	(1.52)	(2.63)	1.70	(0.93)
Down 100 basis points	(5.77)	3.74	(2.03)	(3.51)	2.26	(1.25)
Down 200 basis points	(11.53)	7.47	(4.06)	(7.01)	4.53	(2.48)
Down 300 basis points	(17.20)	11.21	(5.99)	(10.01)	6.79	(3.22)

We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, swaps and forward contracts subject to the requirements of the Investment Company Act, applicable CFTC regulations and in a manner consistent with SEC guidance. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table summarizes the total Units issued and proceeds related to capital drawdowns:

Unit Issue Date	Units Issued	Proceeds Received ($ in millions)
For the Nine Months Ended September 30, 2026
March 9, 2026 (1)	2,654,639	$46.35
June 18, 2026 (2)	2,123,091	37.08
August 7, 2026 (3)	1,588,172	27.81
Total capital drawdowns	6,365,902	$111.24
For the Nine Months Ended September 30, 2025
March 26, 2025	1,337,678	$23.18
September 22, 2025	2,657,938	46.35
Total capital drawdowns	3,995,616	$69.53

(1) The Unit issuance was effective March 9, 2026, with the NAV per Unit and number of Units sold being determined on March 13, 2026.

(2) The Unit issuance was effective June 18, 2026, with the NAV per Unit and number of Units sold being determined on June 25, 2026.

(3) The Unit issuance was effective August 7, 2026, with the NAV per Unit and number of Units sold being determined on August 6, 2026.

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

10.1

Second Amendment to Revolving Credit Agreement, dated as of August 28, 2026, by and among the Company and Standard Chartered Bank Ltd., as administrative agent, lead arranger, sole bookrunner, letter of credit issuer and lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 814-01758) filed on September 2, 2026).

10.2

Credit and Security Agreement, dated as of October 23, 2026, by and among the Company and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 814-01758) filed on October 29, 2026).

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

WEST BAY BDC LLC

Date: November 10, 2026	/s/ Vivek Bantwal
Name: Vivek Bantwal
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 10, 2026	/s/ David Miller
Name: David Miller
Title: Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 10, 2026	/s/ Stanley Matuszewski
Name: Stanley Matuszewski
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer)